Form 10QSB
period 2008-03-31
TIDEWATER RESOURCES INC.
filed 2008-06-09
CIK 1430057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

☐          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-53199

TIDEWATER RESOURCES INC.
(Name of small business issuer in its charter)

Nevada	71-1029846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 322, Unit 205, 329 North Road Coquitlam, British Columbia, Canada	V3K 6Z8
(Address of principal executive offices)	(Zip Code)

(604) 761-0764
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,000,001 shares of common stock as of June 6, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

__________

TIDEWATER RESOURCES INC.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended March 31, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission (the "SEC"). These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Tidewater Resources Inc. are included in this Quarterly Report on Form 10-QSB:

Tidewater Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
	As of March 31, 2008	As of September 30, 2007
	(Unaudited)	(Audited)

Assets

Current Assets

Cash and cash equivalents	$ 42,116	$ 67,448

Total Current Assets	42,116	67,448

Mineral claims (Note 4)	4,464	4,464

Total Assets	$ 46,580	$ 71,912

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	$ 19,272	$ 1,034

Total Liabilities	19,272	1,034

Stockholders' Equity

Common stock, 200,000,000 shares authorized, $0.001 par value; 7,000,001 shares issued and outstanding (September 30, 2007 - 1 share)	7,000	-
Additional paid in capital	99,935	13,600
Stock payable	-	83,135
Deficit accumulated during the exploration stage	(79,801)	(25,981)

	27,134	70,754
Other comprehensive income:
Foreign currency gain	174	124

Total Stockholders' Equity	27,308	70,878

Total Liabilities and Stockholders' Equity	$ 46,580	$ 71,912

The accompanying notes are an integral part of the financial statements.

Tidewater Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the Three Months Ended March 31, 2008	From Inception (February 7, 2007) to March 31, 2007	For the Six Months Ended March 31, 2008	From Inception (February 7, 2007) to March 31, 2007	From Inception (February 7, 2007) to March 31, 2008

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
General and administrative	1,782	669	2,834	669	6,134
Legal and accounting	28,889	-	40,786	-	49,867
Management fees (Note 5)	3,600	2,400	7,200	2,400	16,800
Rent expense (Note 5)	1,500	1,000	3,000	1,000	7,000

Net loss	$ (35,771)	$ (4,069)	$ (53,820)	$ (4,069)	$ (79,801)

Other comprehensive income:
Foreign currency translation adjustment	142	-	50	-	174

Comprehensive Loss	$ (35,629)	$ (4,069)	$ (53,770)	$ (4,069)	$ (79,627)

Net loss per share - basic	$ (0.01)	$ (4,069)	$ (0.01)	$ (4,069)

Weighted average common shares outstanding	7,000,001	1	6,939,892	1

The accompanying notes are an integral part of the financial statements.

Tidewater Resources Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the Six Months Ended March 31, 2008	From Inception (February 7, 2007) to March 31, 2007	From Inception (February 7, 2007) to March 31, 2008

Cash Flows Used In Operating Activities:

Net loss	$ (53,820)	$ (4,069)	$ (79,801)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated management fees and rent	10,200	3,400	23,800

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,238	-	19,272

Net cash used in operating activities	(25,382)	(669)	(36,729)

Cash Flows Used In Investing Activities:
Purchase of mineral claims	-	-	(4,464)

Net cash used in investing activities	-	-	(4,464)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	-	43,035	83,135
Net cash provided by financing activities	-	43,035	83,135

Effect of foreign currency translation	50	-	174

Increase (decrease) in cash and cash equivalents	(25,332)	42,366	42,116

Cash and cash equivalents, beginning of period	67,448	-	-

Cash and cash equivalents, end of period	$ 42,116	$ 42,366	$ 42,116

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

1)       Business and History

Tidewater Resources Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 7, 2007. The Company has acquired a mineral property located in the Province of British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2008, the Company has a working capital of $22,844 and has accumulated losses of $79,801 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2)        Summary of Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

a.   Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises and are expressed in U.S. dollars. The Company's fiscal year end is September 30.

b.   Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended September 30, 2007.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2008 and September 30, 2007, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2)        Summary of Significant Accounting Policies (continued)

c.   Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

d.   Mineral Property Costs

The Company has been in the exploration stage since its formation on February 7, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

To date the Company has not established any proven or probable reserves on its mineral properties.

e.   Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

f.   Foreign Currency Translation

The Company's functional currency is in Canadian dollars and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are not included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2)        Summary of Significant Accounting Policies (continued)

g.   Environmental Expenditures

The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

h.   Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

i.   Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. The Company has not issued any stock options since its inception.

j.   Concentration of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

k.   Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2)        Summary of Significant Accounting Policies (continued)

l.   Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, and accounts payable and accrued liabilities. The carrying value of the financial instruments is approximate fair value due to their short term to maturity. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

m.   Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

n.   Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At March 31, 2008, there are no dilutive potential common shares.

o.   Comprehensive Loss

The Company follows Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

3)        Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

3)        Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

3)        Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

4)        Mineral Property

Pursuant to a mineral property staking and Net Smelter Returns Royalty agreement (the "Agreement") dated April 19, 2007, the Company has acquired a 100% undivided right, title and interest in a gold/silver/copper mineral claim unit of the Kammatika Claims (the "Claims"), located in the province of British Columbia, Canada for a cash payment of $4,464 (CDN$5,000).

5)         Related Party Transactions

Directors provide management services and office premises to the Company valued at $3,600 per quarter and $1,500 per quarter, respectively. During the six month period ended March 31, 2008, donated management services of $7,200 (2007 - $2,400) and donated rent of $3,000 (2007 - $1,000) were charged to operations.

6)        Common Stock

a.        Upon incorporation on February 7, 2007, the Company issued one (1) share of common stock to its founding officer and director for nominal consideration.

b.        In October 2007, the Company issued 3,000,000 shares of common stock at $0.001 per share to directors of the Company for gross proceeds of $3,000. The proceeds of $3,000 were received during the year ended September 30, 2007, and were previously included in stock payable.

c.        In October 2007, the Company issued 4,000,000 shares of common stock at $0.02 per share for gross proceeds of $80,135. The proceeds of $80,135 were received during the year ended September 30, 2007, and were previously included in stock payable.

Item 2.             Management's Discussion and Analysis

As used in this Quarterly Report: (i) the terms "we", "us", "our" and the "Company" mean Tidewater Resources Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended March 31, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended March 31, 2008 included in this Quarterly Report.

Overview

Incorporation and Organizational Activities

We were incorporated on February 7, 2007 under the laws of the State of Nevada. On the date of our incorporation, we appointed Bernard Perez as our sole officer and director. On October 15, 2007, Mr. Munslow, Mr. Ward and Mr. Lopez were appointed as directors.

We were extraprovincially registered under the laws of the Province of British Columbia, Canada, on March 9, 2007.

Our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On April 19, 2007, we purchased a 100% undivided interest in six contiguous mineral claims, known as the Kammatika claims, located in the Nanaimo Mining District on Vancouver Island, British Columbia. Five of these claims are in good standing until October 31, 2008, and the sixth claim is in good standing until August 8, 2008.

We have obtained a geological report on the property underlying our mineral claims that has recommended a three-phase exploration program, as follows:

  Phase One: Initial evaluation to prospect the property locating all outcrop exposures and signs of unreported previous work and record the results by global positioning system (GPS) coordinates at an estimated cost of CDN$20,500 (approximately $20,124 based on the foreign exchange rate on June 6, 2008 of $1.00: CDN$1.0187);

  Phase Two: An airborne electromagnetic survey at an estimated cost of CDN$30,000 (approximately $29,449 based on the foreign exchange rate on June 6, 2008 of $1.00: CDN$1.0187); and

  Phase Three: Diamond drilling at an estimated cost of CDN$150,000 to CDN$300,000 (approximately $147,246 to $294,493 based on the foreign exchange rate on June 6, 2008 of $1.00: CDN$1.0187).

Given the other expenditures that we expect to incur within the next twelve months, we may not have sufficient funds to enable us to complete phase one of the recommended work program. In addition, we will require additional financing in order to complete phase two and three of the recommended work program and any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on the property underlying our mineral claims, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property underlying our mineral claims, and there is no assurance that we will discover one.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

  We intend to obtain a trading symbol to facilitate quotation of our shares on the OTC Bulletin Board. We effected the registration of our common stock as a class under the Exchange Act by filing a registration statement on Form 8-A on April 29, 2008. A market maker has submitted an application to FINRA on our behalf for a trading symbol to begin trading our shares on the OTC Bulletin Board. We estimate that our remaining costs in connection with obtaining a trading symbol will be approximately $3,000.

  We plan to complete phase one of our recommended exploration program on the property underlying our mineral claims, at an estimated cost of CDN$20,500 (approximately $20,124, based on the foreign exchange rate on June 6, 2008 of $1.00: CDN$1.0187). We expect to commence our exploration program in late summer or early fall of 2008, depending on weather conditions and the availability of personnel and equipment.

  We anticipate spending approximately $2,500 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $30,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $53,000 ($3,000 to obtain a trading symbol to facilitate quotation of our shares on the OTC Bulletin Board, $20,124 to complete phase one of our recommended exploration program, and $30,000 to cover ongoing general and administrative expenses. As at March 31, 2008, we had cash and cash equivalents of $42,116 and working capital of $22,844. As such, we anticipate that our cash and working capital may not be sufficient to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months. In addition, we will require additional financing if we determine to proceed with phase two of our recommended work program (at an estimated cost of approximately $29,449 ) and phase three of our recommended work program (at an estimated cost of $147,246 to $294,493).

During the twelve-month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program. In the absence of such financing, we will not be able to continue exploration of the property underlying our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims.

We may consider entering into a joint venture arrangement to provide the required funding to develop the property underlying our mineral claims. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the property underlying our mineral claims. If we enter into a joint venture arrangement, we would likely have to assign a percentage in our mineral claims to the joint venture participant.

Results of Operations

Revenues

We have had no operating revenues since our inception on February 7, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses and Loss from Operations

Our expenses and losses for the following periods are set forth below:
	For the three months ended March 31, 2008	For the six months ended March 31, 2008	From inception (February 7, 2007) to March 31, 2007	From inception (February 7, 2007) to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
General and administrative	$ 1,782	$ 2,834	$ 669	$ 6,134
Legal and accounting	28,889	40,786	-	49,867
Management fees	3,600	7,200	2,400	16,800
Rent expense	1,500	3,000	1,000	7,000
Net loss	$ (35,771)	$ (53,820)	$ (4,069)	$ (79,801)
Other comprehensive income
Foreign currency translation adjustment	142	50	-	174
Comprehensive loss	$ (35,629)	$ (53,770)	$ (4,069)	$ (79,627)

Liquidity and Capital Resources

We had cash and cash equivalents of $42,116 and working capital of $22,844 at March 31, 2008.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $25,382 for the six months ended March 31, 2008 and $36,729 from inception (February 7, 2007) to March 31, 2008. We anticipate that cash used in operating activities will increase over the next twelve months as discussed under "Plan of Operations" above.

Net Cash Used in Investing Activities

Net cash used in investing activities was $nil for the six months ended March 31, 2008 and $4,464 for the period from inception (February 7, 2007) to March 31, 2008, which represents the purchase price we paid to acquire our mineral claims.

Net Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on February 7, 2007 to March 31, 2008, we have raised a net total of $83,135 from private offerings of our securities. We did not receive any cash from financing activities during the six months ended March 31, 2008.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.             Controls And Procedures

As of the end of the fiscal period ended March 31, 2008, the Company carried out an evaluation, under the supervision of Bernard Perez, the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

_______________

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.             Unregistered Sales of Equity Securities

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive and Chief Officer
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TIDEWATER RESOURCES INC.
Date: June 9, 2008. Per:	"Bernard Perez" Bernard Perez President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director

__________