Form 10QSB
period 2008-06-30
TIDEWATER RESOURCES INC.
filed 2008-08-15
CIK 1430057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  7,000,001 shares of common stock as of August 14, 2008.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

__________

TIDEWATER RESOURCES INC.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended June 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission (the "SEC"). These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

The following unaudited interim financial statements of Tidewater Resources Inc. are included in this Quarterly Report on Form 10-QSB:

Item 1.       Financial Statements

Tidewater Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As of June 30, 2008	As of September 30, 2007
	(Unaudited)	(Audited)

Assets

Current Assets

Cash and cash equivalents	$33,690	$67,448

Total current assets	33,690	67,448

Mineral claims (Note 4)	4,464	4,464

Total assets	$38,154	$71,912

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	$29,431	$1,034

Total liabilities	29,431	1,034

Stockholders' Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value; 7,000,001 shares issued and outstanding (September 30, 2007 - 1 share)	7,000	-
Additional paid in capital	105,035	13,600
Stock payable	-	83,135
Deficit accumulated during the exploration stage	(103,173)	(25,981)

	8,862	70,754
Other comprehensive income (loss):
Foreign currency gain (loss)	(139)	124

Total stockholders' equity	8,723	70,878

Total liabilities and stockholders' equity	$38,154	$71,912

The accompanying notes are an integral part of the financial statements.

Tidewater Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Nine Months Ended June 30, 2008	From Inception (February 7, 2007) to June 30, 2007	From Inception (February 7, 2007) to June 30, 2008

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
General and administrative	2,053	1,175	4,887	1,844	8,187
Legal and accounting	16,219	5,503	57,005	5,503	66,086
Management fees (Note 5)	3,600	3,600	10,800	6,000	20,400
Rent expense (Note 5)	1,500	1,500	4,500	2,500	8,500

Net loss	$ (23,372)	$ (11,778)	$ (77,192)	$ (15,847)	$ (103,173)

Other comprehensive loss
Foreign currency translation adjustment	(313)	-	(263)	-	(139)

Comprehensive Loss	$ (23,685)	$ (11,778)	$ (77,455)	$ (15,847)	$ (103,312)

Net loss per share - basic	(0.00)	(11,778)	(0.01)	(15,847)

Weighted average common shares outstanding	7,000,001	1	6,959,855	1

The accompanying notes are an integral part of the financial statements.

Tidewater Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the Nine Months Ended June 30, 2008	From Inception (February 7, 2007) to June 30, 2007	From Inception (February 7, 2007) to June 30, 2008

Cash Flows Used In Operating Activities:

Net loss	$ (77,192)	$ (15,847)	$ (103,173)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated management fees and rent	15,300	8,500	28,900

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	28,397	-	29,431

Net Cash Used in Operating Activities	(33,495)	(7,347)	(44,842)

Cash Flows Used In Investing Activities:
Purchase of mineral claims	-	(4,464)	(4,464)

Net cash used in investing activities	-	(4,464)	(4,464)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	-	82,834	83,135
Net cash provided by financing activities	-	82,834	83,135

Effect of foreign currency translation	(263)	-	(139)

Increase (decrease) in cash and cash equivalents	(33,758)	71,023	33,690

Cash and cash equivalents, beginning of period	67,448	-	-

Cash and cash equivalents, end of period	$ 33,690	$ 71,023	$ 33,690

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2008, the Company has a working capital of $4,259 and has accumulated losses of $103,173 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2008, and the results of its operations and cash flows for the nine months ended June 30, 2008 and from Inception (February 7, 2007) to June 30, 2008. The results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
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

f.   Foreign Currency Translation

The Company's functional currency is in Canadian dollars and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
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

h.   Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
June 30, 2008
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

n.   Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At June 30, 2008, there are no dilutive potential common shares.

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

Tidewater Resources Inc.
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

3)       Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

June 30, 2008

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

4)       Mineral Property

Pursuant to a mineral property staking and Net Smelter Returns Royalty agreement (the "Agreement") dated April 19, 2007, the Company has acquired a 50% undivided right, title and interest in a gold/silver/copper mineral claim unit of the Kammatika Claims (the "Claims"), located in the province of British Columbia, Canada for a cash payment of $4,464 (CDN$5,000).

5)       Related Party Transactions

Directors provide management services and office premises to the Company valued at $3,600 per quarter and $1,500 per quarter, respectively. During the nine month period ended June 30, 2008, donated management services of $10,800 (2007 - $6,000) and donated rent of $4,500 (2007 - $2,500) were charged to operations.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended June 30, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended June 30, 2008 included in this Quarterly Report.

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

Our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On April 19, 2007, we purchased a 100% undivided interest in six contiguous mineral claims, known as the Kammatika claims, located in the Nanaimo Mining District on Vancouver Island, British Columbia. Five of these claims are in good standing until October 31, 2008, but the sixth claim expired on August 8, 2008.

We have obtained a geological report on the property underlying our mineral claims that has recommended a three-phase exploration program, as follows:

  Phase One: Initial evaluation to prospect the property locating all outcrop exposures and signs of unreported previous work and record the results by global positioning system (GPS) coordinates at an estimated cost of CDN$20,500 (approximately $19,234 based on the foreign exchange rate on August 13, 2008 of $1.00: CDN$1.0658);

  Phase Two: An airborne electromagnetic survey at an estimated cost of CDN$30,000 (approximately $28,148 based on the foreign exchange rate on August 13, 2008 of $1.00: CDN$1.0658); and

  Phase Three: Diamond drilling at an estimated cost of CDN$150,000 to CDN$300,000 (approximately $140,740 to $281,479 based on the foreign exchange rate on August 13, 2008 of $1.00: CDN$1.0658).

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

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

  We plan to complete phase one of our recommended exploration program on the property underlying our mineral claims, at an estimated cost of CDN$20,500 (approximately $19,234 based on the foreign exchange rate on August 13, 2008 of $1.00: CDN$1.0658). We expect to commence our exploration program in early fall of 2008, depending on weather conditions and the availability of personnel and equipment.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $50,000 ($19,234 to complete phase one of our recommended exploration program, and $30,000 to cover ongoing general and administrative expenses). As at June 30, 2008, we had cash and cash equivalents of $33,690 and working capital of $4,259. As such, we anticipate that our cash and working capital will not be sufficient to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months. In addition, we will require additional financing if we determine to proceed with phase two of our recommended work program (at an estimated cost of approximately $28,148) and phase three of our recommended work program (at an estimated cost of $140,740 to $281,479).

During the twelve-month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program. In the absence of such financing, we will not be able to continue exploration of the property underlying our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims.

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

Expenses and Loss from Operations

Our expenses and losses for the following periods are set forth below:
	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Nine Months Ended June 30, 2008	From Inception (February 7, 2007) to June 30, 2007	From Inception (February 7, 2007) to June 30, 2008

Expenses
General and administrative	2,053	1,175	4,887	1,844	8,187
Legal and accounting	16,219	5,503	57,005	5,503	66,086
Management fees (Note 5)	3,600	3,600	10,800	6,000	20,400
Rent expense (Note 5)	1,500	1,500	4,500	2,500	8,500

Net loss	$ (23,372)	$ (11,778)	$ (77,192)	$ (15,847)	$ (103,173)

Other comprehensive loss
Foreign currency translation adjustment	(313)	-	(263)	-	(139)

Comprehensive Loss	$ (23,685)	$ (11,778)	$ (77,455)	$ (15,847)	$ (103,312)

Liquidity and Capital Resources

We had cash and cash equivalents of $33,690 and working capital of $4,259 at June 30, 2008.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $33,495 for the nine months ended June 30, 2008 and $44,842 from inception (February 7, 2007) to June 30, 2008. We anticipate that cash used in operating activities will increase over the next twelve months as discussed under "Plan of Operations" above.

Net Cash Used in Investing Activities

Net cash used in investing activities was $nil for the nine months ended June 30, 2008 and $4,464 for the period from inception (February 7, 2007) to June 30, 2008, which represents the purchase price we paid to acquire our mineral claims.

Net Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on February 7, 2007 to June 30, 2008, we have raised a net total of $83,135 from private offerings of our securities. We did not receive any cash from financing activities during the nine months ended June 30, 2008.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls And Procedures

As of the end of the fiscal period ended June 30, 2008, the Company carried out an evaluation, under the supervision of Bernard Perez, the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Securities Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TIDEWATER RESOURCES INC.
Date: August 14, 2008. Per:	"Bernard Perez" Bernard Perez President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director

__________