Form 10-K
period 2008-09-30
PRECISION PETROLEUM Corp
filed 2009-01-13
CIK 1430057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 000-53199

PRECISION PETROLEUM CORPORATION
FKA: Tidewater Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	71-1029846

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

9250 75th Street, Lexington, OK 73051
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (405) 924-0298

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes __No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No __X_

Net revenues for its most recent fiscal year: $0

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2008: $74,000

Number of common voting shares issued and outstanding as of January 6, 2009: 44,400,000 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
_________Yes ____X______No

	TABLE OF CONTENTS

		Page

PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

PART II
Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Small	5
	Business Issuer Purchases of Equity Securities
Item 6.	Management’s Plan of Operation	7
Item 7.	Financial Statements and Supplementary Data	8
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	10
Item 8A. Controls and Procedures		10
Item 8B. Other Information		10

PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance:	11
	Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation		12
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder		13
	Matters
Item 12. Certain Relationships and Related Transactions and Director Independence		14
Item 13. Exhibits		14
Item 14. Principal Accountant Fees and Services		14
Signatures		15

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Incorporation and Organizational Activities

Precision Petroleum Corporation (the “Corporation”) was incorporated on February 7, 2007, in the State of Nevada under the name “Tidewater Resources Inc.”. On the date of our incorporation, we appointed Bernard Perez as our sole officer and director. On October 15, 2007, Mr. Munslow, Mr. Ward and Mr. Lopez were appointed as directors. On September 7, 2008, Messrs Lopez, Munslow, Perez and Ward resigned as officers and directors of the Corporation. On September 14, 2008, Sharon Farris was appointed President, Treasurer and Secretary and elected as the Corporation’s sole member of the Board of Directors.

We were extra-provincially registered under the laws of the Province of British Columbia, Canada, on March 9, 2007.

On October 27, 2008, we changed our name to “Precision Petroleum Corporation”.

On November 17, 2008, the Corporation authorized a forward stock split of twelve for one (12:1) of our total issued and outstanding shares of common stock and was effective January 8, 2009.

Our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On April 19, 2007, we purchased a 100% undivided interest in six contiguous mineral claims, known as the Kammatika claims, located in the Nanaimo Mining District on Vancouver Island, British Columbia. However, all of these claims have expired as of October 31, 2008, and we are seeking new opportunities in the mineral extraction sector.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we have been involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. However, ask indicated above, subsequent to our fiscal year ended September 30, 2008, our mining claims have expired and we are now seeking new opportunities. There is no assurance that we will be able to acquire a commercially viable mineral property or that a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility of any future exploration is determined. To date, we have not discovered an economically viable mineral deposit on the property underlying our mineral claims, and there is no assurance that we will discover one.

ITEM 2. DESCRIPTION OF PROPERTY.

Our Acquisition of the Claims

On April 19, 2007, we purchased a 100% undivided interest in six contiguous mineral claims located in the Nanaimo Mining District on Vancouver Island, British Columbia from David A. Zamida for total consideration of CDN$5,000 (approximately $4,464 based on the foreign exchange rate on April 26, 2007, the date we made payment, of $1.00: CDN$1.1191) . On April 26, 2007, we entered into a Net Smelter Returns Royalty Agreement with Mr. Zamida whereby Mr. Zamida is entitled to 2% of net smelter royalty returns from the property underlying such claims.

Subsequent to our year end, our claims have expired and we are now seeking new opportunities in the mineral extraction sector.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held our annual shareholders’ meeting or submitted any matters to a vote of shareholders during the fiscal year to which this Annual Report pertains.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our shares of common stock, par value $0.001 per share, were quoted on the OTC Bulletin Board from July 3, 2008 to January 7, 2008 under the symbol “TIWR”. Since January 8, 2008, our stock has been quoted on the OTCBB reader under the symbol “PPTO”.

During the fiscal year ended September 30, 2008, there was no trading activity of our shares on the OTCBB.

(b) Holders

As of December 31, 2008, there were thirty-seven (37) shareholders of record of our common stock.

(c) Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

(d) Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES;

The following is a history of our sales of unregistered securities since our incorporation on February 7, 2007.

On November 17, 2008, the Corporation authorized a forward stock split of twelve for one (12:1) of our total issued and outstanding shares of common stock and was effective January 8, 2009.

In February 2007, Mr. Perez, our prior officer and director, acquired twelve (12) post split shares of our common stock for nominal consideration and on March 13, 2007, he subscribed for an additional 36,000,000 post split shares for $3,000. These shares were issued on October 2, 2007.

In April 2007, members of our Board of Directors, Mr. Lopez, Mr. Munslow and Mr. Ward, each subscribed for 1,200,000 post split shares of our common stock at a price of approximately $0.005 per share. These shares were issued on October 2, 2007 for gross proceeds of $6,000.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the

United States at the time of the purchase. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and we are required to refuse to register any transfer that does not comply with such requirements.

In October 2007, the Company sold an additional 44,400,000 post split shares of common stock for gross proceeds of $74,135. These shares were sold to thirty-seven (37) investors located in the U.S. and certain foreign countries.

Each of the foregoing issuances of securities were exempt from registration pursuant to Rule 506 of Regulation D and Regulation S, each of which regulations were promulgated by the SEC under the Securities Act of 1933. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

The sales made pursuant to Regulation S were offshore transactions since all of the offerees of such sales were not in the United States and the purchasers were outside the United States at the time of the purchase. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and we are required to refuse to register any transfer that does not comply with such requirements.

No underwriters were used, and no commissions or other remuneration was paid except as otherwise noted above.

USE OF PROCEEDS FROM REGISTERED SECURITIES

Not applicable.

DESCRIPTION OF SECURITIES

Common Stock

There are presently 44,400,000 post split shares of common stock issued and outstanding.

Each record holder of common stock is entitled to one vote for each share held in all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the By-Laws of the Company.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights.

To the extent that additional shares of the Company’s common stock are issued, the relative interest of the existing stockholders may be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION.

We have generated no operating revenues since our inception. The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Overview

Incorporation and Organizational Activities

We were incorporated on February 7, 2007 under the laws of the State of Nevada. On the date of our incorporation, we appointed Bernard Perez as our sole officer and director. On October 15, 2007, Mr. Munslow, Mr. Ward and Mr. Lopez were appointed as directors.

We were extra-provincially registered under the laws of the Province of British Columbia, Canada, on March 9, 2007.

Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On April 19, 2007, we purchased a 100% undivided interest in six contiguous mineral claims, known as the Kammatika claims, located in the Nanaimo Mining District on Vancouver Island, British Columbia. As of October 31, 2008, all of these claims had expired.

Plan of Operation for the Next Twelve (12) Months

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K annual report; our Form 10-Q filed August 15, 2008, our Form 10-QSB filed June 9, 2008, and our Form S-1 Registration Statement filed on March 20, 2008.

Our plan of operations for the next twelve months is to find and acquire new opportunities in the mining extraction sector and to commence appropriate exploration activities with regard to such opportunities. We cannot at this stage estimate the costs for completion of such objectives.

We estimate that our expenditures over the next twelve months will be $100,000 to cover ongoing general and administrative expenses. As at September 30, 2008, we had cash and cash equivalents of $Nil and working deficit of $14,422. As such, we do not have any cash or working capital that will enable us to completely pay for our general and administrative expenses for approximately the next twelve months. In addition, we will require additional financing if we locate a suitable new opportunity.

During the twelve-month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing to fund our operations, there is no assurance that we will obtain the funding necessary to pursue any exploration of property that we may be acquire. If we do not continue to obtain additional financing, we will be forced to abandon all operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

At September 30, 2008, we had a working deficit of $14,422, compared to working capital of $66,414 at September 30, 2007. At September 30, 2008, our total assets consisted of mineral claims in the amount of $4,464. This compares with our total assets at September 30, 2007, of $67,448 in cash and $4,464 in mineral claims.

At September 30, 2008, our total current liabilities increased to $14,422 from $1,034 at September 30, 2007.

Our short and long term survival is dependent on funding from shareholder loans or outside sources.

Result of Operations

For the year ended September 30, 2008, operating expenses were $96,309 compared to $25,981 from inception (February 7, 2007) to September 30, 2007. The increase of $70,328 was due to an increase in our operational activities over the prior period. Operating expenses during the year end September 30, 2008, consisted of legal and accounting fees of $74,539, management fees of $10,800, general and administration costs of $6,470 and rent of $4,500. This compares with expenses from inception (February 7, 2007) to September 30, 2007, consisting of legal and accounting fees of $9,081, management fees of $9,600, general and administrative costs of $3,300 and rent expense of $4,000.

We recognized a gain of $173 on foreign exchange for the year ended September 30, 2008 compared with a gain of $124 on foreign exchange from inception (February 7, 2007) to September 30, 2007.

We posted a comprehensive loss of $96,136 for the year ended September 30, 2008, compared to a comprehensive loss of $25,857 from inception (February 7, 2007) to September 30, 2007. From inception (February 7, 2007) to September 30, 2008 we have incurred a total comprehensive loss of $121,993. The principal components of losses were legal and accounting fees of $83,620, management fees of $20,400, general and administrative costs of $9,770 and rent expense of $8,500.

As of December 31, 2008, our net cash balance is $Nil. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and United States Dollars. We believe that the exchange rate risk surrounding our future transactions will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Off Balance Sheet Arrangements.

None.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item 7 begin on Page F-1 of this Form 10-K, and include: (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Equity (Deficit); and (4) Notes to Financial Statements.

Precision Petroleum Corporation

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

September 30, 2008 and 2007

PRECISION PETROLEUM CORPORATION

     (An Exploration Stage Company) INDEX TO FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2008 and 2007

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-13

De Joya Griffith & Company, LLC CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Precision Petroleum Corporation FKA: Tidewater Resources, Inc.

(An Exploration -Stage Company)

British Columbia, Canada

We have audited the accompanying balance sheets of Precision Petroleum Corporation (An Exploration Stage Company) as of September 30, 2008 and 2007, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2008, from inception (February 7, 2007) through September 30, 2007, and from inception (February 7, 2007) through September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Petroleum Corporation (An Exploration Stage Company) as of September 30, 2008 and 2007, and the results of its operations and cash flows for the year ended September 30, 2008, from inception (February 7, 2007) through September 30, 2007, and from inception (February 7, 2007) through September 30, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC Henderson, NV January 5, 2009

     2580 Anthem Village Drive, Henderson, NV 89052 Telephone (702) 588-5960 ÏFacsimile(702)588-5979

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation
FKA: Tidewater Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As of	As of
	September 30,	September 30,
	2008	2007
	(Audited)	(Audited)

Assets
Current Assets
Cash and cash equivalents	$ -	$ 67,448

Total current assets	-	67,448
Mineral claims (Note 4)	4,464	4,464

Total assets	$ 4,464	$ 71,912

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Bank overdraft	$ 274	$ -
Accounts payable and accrued liabilities	14,148	1,034

Total current liabilities	14,422	1,034

Total liabilities	14,422	1,034
Stockholders’ Equity (Deficit)
Common stock, 200,000,000 shares authorized, $0.001 par value;
44,400,000 shares issued and outstanding (September 30, 2007 – 12
share)	44,400	–
Additional paid-in capital	67,635	13,600
Stock payable	–	83,135
Deficit accumulated during the exploration stage	(122,290)	(25,981)

	(10,255)	70,754
Other comprehensive income (loss):
Foreign currency gain (loss)	297	124

Total stockholders’ equity (deficit)	(9,958)	70,878

Total liabilities and stockholders’ equity (deficit)	$ 4,464	$ 71,912

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation
FKA: Tidewater Resources Inc.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)

		From Inception	From Inception
	For the year	(February 7,	(February 7,
	ended	2007) to	2007) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Audited)	(Audited)	(Audited)

Revenues	$ –	$ –	$ –

Expenses
General and administrative	6,470	3,300	9,770
Legal and accounting	74,539	9,081	83,620
Management fees (Note 5)	10,800	9,600	20,400
Rent expense (Note 5)	4,500	4,000	8,500

Net loss	$ (96,309)	$ (25,981)	$ (122,290)

Other comprehensive income
Foreign currency translation adjustment	173	124	297

Comprehensive Loss	$ (96,136)	$ (25,857)	$ (121,993)

Net Loss Per Share – Basic and Diluted	$ 0.00	$ 0.00

Weighted Average Common Shares Outstanding
	82,645,491	12

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation FKA: Tidewater Resources Inc. (An Exploration Stage Company) Statement of Stockholders’ Equity (Deficit) (Expressed in U.S. Dollars) (Audited)

							Total as of
						Other	September
	Common Shares		Paid-in	Stock	Accumulated	Comprehensive	30,
	Number	Par Value	Capital	Payable	Deficit	Income	2008

Balance February	12	--	$ --	$ --	$ --	$ --	$ --
7, 2007

Donated
management	--	--	13,600	--	--	--	13,600
services and rent

Stock payable	--	--	--	83,135		--	83,135

Foreign currency
gain (loss)	--	--	--	--	--	124	124

Net loss	--	--	--	--	(25,981)	--	(25,981)

Balance September
30, 2007	12	--	13,600	83,135	(25,981)	124	70,878

Issued stock for	36,000,000	36,000	(33,000)	(3,000)	--	--	--
cash October 2007

Issued stock for	48,000,000	48,000	32,135	(80,135)	--	--	--
cash October 2007

Donated
management	--	--	15,300	--	--	--	15,300
services and rent

Foreign currency
gain (loss)	--	--	--	--	--	173	173

Retirement of	(39,600,012)	(39,600)	39,600	--	--	--	--
Shares

Net loss	--	--	--	--	(96,309)	--	(96,309)

Balance September
30, 2008	44,400,000	$ 44,400	$ 67,635	$ --	$ (122,290)	$ 297	$ (9,958)

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation
FKA: Tidewater Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

		From Inception	From Inception
	For the year	(February 7,	(February 7,
	ended	2007) to	2007) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Audited)	(Audited)	(Audited)

Cash Flows Used In Operating Activities:

Net loss	$ (96,309)	$ (25,981)	$ (122,290)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated management fees and rent
	15,300	13,600	28,900

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities
	13,114	1,034	14,148

Net cash used in operating activities
	(67,895)	(11,347)	(78,242)

Cash Flows Used In Investing Activities:
Purchase of mineral claims	--	(4,464)	(4,464)

Net cash used in investing activities	--	(4,464)	(4,464)

Cash Flows From Financing Activities:
Advance from bank overdraft	274	--	274
Proceeds from common stock issuance	--	83,135	83,135

Net cash provided by financing activities	274	83,135	83,409

Effect of foreign currency translation	173	124	297

Increase (decrease) in cash and cash equivalents	(67,448)	67,448	--

Cash and cash equivalents, beginning of period	67,448	--	--

Cash and cash equivalents, end of period	$ --	$ 67,448	$ --

Supplemental Disclosures
Interest paid	$ --	$ --	$ --

Income taxes paid	$ --	$ --	$ --

F-6
The accompanying notes are an integral part of the financial statements.

PRECISION PETROLEUM CORPORATION (A Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2008 AND 2007 (Audited)

1)	Business and History

Tidewater Resources Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 7, 2007. The Company has acquired a mineral property located in the Province of British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2008, the Company has a working capital deficit of $14,422 (Working capital as of September 30, 2007 of $66,414) and has accumulated losses of $122,290 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2)	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

	a.	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

	b.	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

	c.	Mineral Property Costs

The Company has been in the exploration stage since its formation on February 7, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

To date the Company has not established any proven or probable reserves on its mineral properties.

PRECISION PETROLEUM CORPORATION

     (A Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (Audited)

2)	Summary of Significant Accounting Policies (continued)

	d.	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	e.	Foreign Currency Translation

The Company’s functional currency is in Canadian dollars and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	f.	Environmental Expenditures

The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

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

	g.	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and

PRECISION PETROLEUM CORPORATION

     (A Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (Audited)

2) Summary of Significant Accounting Policies (continued) adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

h.	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

i.	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

j.	Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

k.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, and accounts payable and accrued liabilities. The carrying value of the financial instruments approximates fair value due to their short term to maturity. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

l.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

m.	Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At September 30, 2008, there are no dilutive potential common shares.

PRECISION PETROLEUM CORPORATION

     (A Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (Audited)

2)	Summary of Significant Accounting Policies (continued)

	n.	Comprehensive Loss

The Company follows Statement of Financial Accounting Standards (“SFAS”) 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

3)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

PRECISION PETROLEUM CORPORATION

     (A Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (Audited)

3)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 were to be effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations. In February 2008, Staff Position No. 157-2 “Effective Date of FASB Statement No. 157”, delayed the effective date of FAS 157. The provisions of FSP FAS 157 are effective for the Company’s 2009 fiscal year.

4)	Mineral Property

Pursuant to a mineral property staking and Net Smelter Returns Royalty agreement (the “Agreement”) dated April 19, 2007, the Company has acquired a 100% undivided right, title and interest in a gold/silver/copper mineral claim unit of the Kammatika Claims (the “Claims”), located in the province of British Columbia, Canada for a cash payment of $4,464 (CDN$5,000).

On April 26, 2007, we entered into a Net Smelter Returns Royalty Agreement with Mr. Zamida whereby Mr. Zamida is entitled to 2% of net smelter royalty returns from the property underlying such claims. Pursuant to the terms of this Net Smelter Royalty Returns Agreement, we have the right, at any time on or prior to April 19, 2017, to purchase 50% of the net smelter returns royalty (such that Mr. Zamida would be entitled to 1% of net

PRECISION PETROLEUM CORPORATION

     (A Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (Audited)

5)	Mineral Property (continued)

smelter royalty returns) for consideration of a payment of CDN$2,000,000 (approximately $2,026,959 based on the foreign exchange rate on March 14, 2008 of $1.00: CDN$0.9867) from us to Mr. Zamida.

Subsequent to our year end, our claims have expired. (See Note 10 - Subsequent Events)

6)	Related Party Transactions

Directors did provide management services and office premises to the Company valued at $3,600 per quarter and $1,500 per quarter, respectively. These services were cancelled effective July 1, 2008. As of September 30, 2008, donated management services of $10,800 (2007 - $9,600) and donated rent of $4,500 (2007 - $4,000) were charged to operations.

7)	Income Taxes

As of September 30, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $93,390 and $12,381, respectively, which expires in varying amounts between 2028 and 2027.

The provision for income taxes consisted of the following components for the years ended September 30:

	2008	2007

Current:

Federal	--	--
State	--	--

Deferred:	--	--

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2008

	2008	2007

Deferred tax assets:
Net operating loss carryforward	$ 93,390	$ 12,381

Total deferred tax assets deferred:	$ 32,687	$ 4,210
Less: Valuation Allowance	$ (32,687)	$ (4,210)

Net Deferred Tax Asset	$ --	$ --

The valuation allowance for deferred tax assets as of September 30, 2008 was $32,687. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary difference become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2008.

PRECISION PETROLEUM CORPORATION

     (A Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (Audited)

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2008:

	2008	2007

Federal statutory tax rate	35.0%	34.0%
Change in valuation allowance	(35.0%)	(34.0%)

Effective tax rate	-- %	-- %

8)	Common Stock

The Company’s capitalization is 200,000,000 common shares with par value of $.001 per share. On November 17, 2008, the Company authorized a forward stock split of twelve for one (12:1) of our total issued and outstanding shares of common stock and was effective January 8, 2009. All references in these financial statements to number of shares, price per share, and weighted average number of common shares outstanding prior to the 12:1 forward stock split have been adjusted to reflect the split on a retroactive basis unless otherwise noted.

	a.	Upon incorporation on February 7, 2007, the Company issued one (12) post split share of common stock to its founding officer and director for nominal consideration.

	b.	In October 2007, the Company issued 36,000,000 post split shares of common stock at $0.001 per share to directors of the Company for gross proceeds of $3,000.

	c.	In October 2007, the Company issued 48,000,000 post split shares of common stock at $0.02 per share for gross proceeds of $80,135.

	d.	On September, 2008, the Company’s officers and directors resigned from their positions with the Company. In connection with such resignations, such officers and directors surrendered all of their shares of the Company’s common stock, which totaled 39,600,012 post split shares, which were then cancelled and returned to treasury. No compensation was paid for the surrender of these shares.

9)	Operations

On September 7, 2008, the President and Directors of the Company resigned from their office and appointments. On September 14, 2008, Sharon Farris was appointed President and Director of the Company.

10)	Subsequent Events

As of October 31, 2008, the mineral claims have expired and have been expensed in the subsequent period.

On November 17, 2008, the Company authorized a forward stock split of twelve for one (12:1) of our total issued and outstanding shares of common stock.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None. ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 15, 2008. Based on that evaluation, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

ITEM 8(A)T. INTERNAL CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16A OF THE
EXCHANGE ACT

On September 7, 2008, Tidewater Resources Inc. (the “Company”) received the written resignation of Mr. John Lopez as a member of the Company’s Board of Directors. On September 7, 2008, the Board appointed Ms. Sharon Farris, to fill the vacancy caused by Mr. Lopez’ resignation.

On September 14, 2008, to the Board of Directors received the written resignations of the remaining members of the Board, namely, Messrs. Michael Munslow, Bernard Perez and Ryan Ward. Mr. Perez also resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Ms. Farris was appointed to the positions of President, Treasurer and Secretary.

Directors and Executive Officers

The following sets forth the names, ages and positions of our current directors and executive officers (and persons nominated or chosen to become such) including their term(s) of office as a director and the period during which the person has served: a brief description of the person’s business experience during the past five (5) years; and if a director, or any other directorship held in reporting companies naming such company.

Name	Age	Offices Held
Sharon Farris	48	Director, President, Secretary, Treasurer

Ms. Sharon Farris - President, Secretary, Treasurer, Member of the Board

Ms. Farris, age 48, has been working in the oil and gas industry for the past several years. She has worked for Buccaneer Energy Corporation and HoCo, Inc. for the past two and a half years, working with the Oklahoma Corporation Commission, Oklahoma Tax Commission, Petroleum Engineers, Geologist, Landowners, Attorneys, Crude Purchasers as well as various oil field workers. Ms. Farris was born and raised in Norman, Oklahoma. She studied overseas at the International School in Islamabad, Pakistan for two years and spent her last semester at Norman High School, where she graduated. She then attended the University of Oklahoma, graduating with a Bachelors of Arts and Science. She has over fifteen years of management experience and over five years as a Certified Manager Trainer. She has a family background in the oil and gas industry.

Significant Employees

We have no employees at this time.

Family Relationships

None

Involvement In Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2008, there were no filing delinquencies.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards. We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

Corporate Governance; Audit Committee Financial Expert

Nominating Committee

We currently do not have a nominating committee. Our Board as a whole acts as our nominating committee.

Audit Committee

As we currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board currently does not have an independent audit committee. Our Board currently has only one (1) independent member, and thus, does not have the ability to create a proper independent audit committee.

Presently, our Board is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and are seeking potential independent directors. We are seeking experienced business people and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION.

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings. We have recorded on our financial statement, a total of $20,400 for management services contributed by our officers and directors since inception and $8,500 for rent of office premises contributed by management since inception. These amounts have not been paid to our officers and directors and have been accounted for as contributions of capital. However, such practice has since been discontinued and will not be recorded in fiscal year 2009.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Employment Agreements

We do not have written employment agreements.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We are required under Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”) to provide certain information, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five (5) percent of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. Based on our review of statements filed with the Securities and Exchange Commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock and a review of our shareholders list, as of December 31, 2008, no person held 5% or more of our common stock, which is our only class of capital stock. As of September 30, 2008, there were 44,400,000 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of December 31, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of		Amount and Nature of	Percent
Class	Name and Address of Beneficial Owner	Beneficial Ownership	of Class[1]

Common	Sharon Farris
Director, President, Secretary,Treasurer
	9250 75th Street	- 0-	0%
Lexington, OK 73051

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) –13(d)(1)

Changes in Control

We have not entered into any arrangements which may result in a change in our control

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family that had or are to have a direct or indirect material interest.

In February 2007, Mr. Perez, our former executive officer and director, acquired twelve (12) post split shares of our common stock for nominal consideration and on March 13, 2007, he subscribed for an additional 36,000,000 shares for $3 ,000. These shares were issued on October 2, 2007.

In April 2007, former members of our Board of Directors, Mr. Lopez, Mr. Munslow and Mr. Ward, each subscribed for 1,200,000 post split shares of our common stock at a price of approximately $0.002 per share. These shares were issued on October 2, 2007.

Parents

None

Promoters and Control Persons

None.

ITEM 13. EXHIBITS

Exhibit Index

3.1	(a) Articles of Incorporation*

3.1	(b) Amendments to Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 27, 2008.

3.2	By-laws*

31.1	Section 302 Certification – President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the President and Chief Financial Officer.

10.1	Invoice regarding sale of mineral titles in the Province of British Columbia, dated April 19, 2007*

10.2	Net Smelter Returns Royalty Agreement, dated April 26, 2007*

10.3	Form of Founder's Seed Capital Share Private Placement Subscription Agreement*

10.4	Form of Subscriber's Seed Capital Share Private Placement Subscription Agreement*

*Incorporated by reference to our Registration Statement on Form S-1 file number 333-149823, filed on March 20, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees.

The aggregate fees billed by our auditors, for audit fees during the years ended September 30, 2008, and 2007, were $12,000 and $11,250, respectively.

We did not incur any fees billed by our auditors for audited related services.

Tax Fees.

We did not incur any fees billed by our auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2008.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended September 30, 2008 and 2007.

The Board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence. Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13 day of January, 2009.

PRECISION PETROLEUM CORPORATION

Date: January 13, 2009

By: /s/ Sharon Farris
_________________________
Name: Sharon Farris

Title: President/Chief Executive Officer, principal executive officer, Chief Financial Officer, principal financial officer and principal accounting officer