Form 10-Q
period 2008-12-31
PRECISION PETROLEUM Corp
filed 2009-02-17
CIK 1430057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-53199

PRECISION PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	71-1029846 (I.R.S. Employer Identification No.) 9250 75th Street, Lexington, OK 73051 (Address of principal executive offices)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)

Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of January 31, 2009: 44,400,000

		Precision Petroleum Corporation
		INDEX TO THE FORM 10-Q
		For the quarterly period ended December 31, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Balance Sheets	F-2
		Statements of Operations and Comprehensive Income	F-3
		Statement of Stockholders’ Deficit	F-4
		Statements of Cash Flows	F-5
		Notes to the Financial Statements	F-6 to F-13
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	16
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	17
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	17
	ITEM 4T.	CONTROLS AND PROCEDURES	17
PART II	OTHER INFORMATION		17
	ITEM 1.	LEGAL PROCEEDINGS	17
	ITEM 1A.	RISK FACTORS
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	17
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
	ITEM 5.	OTHER INFORMATION	18
	ITEM 6.	EXHIBITS	18
		SIGNATURES	19

Precision Petroleum Corporation (An Exploration Stage Company) Interim Financial Statements (Expressed in U.S. Dollars)

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation
FKA: Tidewater Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As of	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)

Assets

Mineral claims (Note 4)	$ -	$ 4,464

Total assets	$ -	$ 4,464

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	$ -	$ 274
Accounts payable and accrued liabilities	16,841	14,148
Advances	5,276	-

Total current liabilities	22,117	14,422

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value;
44,400,000 shares issued and outstanding	44,400	44,400
Additional paid in capital	67,635	67,635
Deficit accumulated during the exploration stage	(136,233)	(122,290)

	(24,198)	(10,255)
Other comprehensive income (loss):
Foreign currency gain (loss)	2,081	297

Total stockholders’ deficit	(22,117)	(9,958)

Total liabilities and stockholders’ deficit	$ -	$ 4,464

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation FKA: Tidewater Resources Inc. (An Exploration Stage Company) Statements of Operations and Comprehensive Income (Expressed in U.S. Dollars) (Unaudited)

			From Inception
	For the three months ended		(February 7, 2007) to
	December 31		December 31,
	2008	2007	2008

Revenues
	$–	$ –	$ –

Expenses
Mineral claims expense (Note 4)	4,464	-	4,464
General and administrative	-	1,052	9,770
Legal and accounting (refunded)	9,479	11,897	93,099
Management fees (Note 5)	-	3,600	20,400
Rent expense (Note 5)	-	1,500	8,500

Net loss	(13,943)	(18,049)	(136,233)

Other Comprehensive income (loss)
Foreign currency translation adjustment	1,787	(92)	2,081

Comprehensive loss	$ (12,156)	$ (18,141)	$ (134,152)

Net loss per share – basic	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding	44,400,000	7,000,001

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation
FKA: Tidewater resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
For the three months ended December 31
(Expressed in U.S. Dollars)
(Unaudited)

					Accumulated
	Common Shares				Deficit
					During
	Number	Par	Additional	Stock	Exploration	Other		Total as of
		Value	Paid-in	Payable	Stage	Comprehensive		December
			Capital			Income		31,
								2008

Balance
February 7, 2007	12	$ -	$ -		$ -	$ -		$ -

Donated
management
services and rent	-	-	13,600	-	-		-	13,600

Stock payable	-	-	-	83,135	-		-	83,135

Foreign currency
gain (loss)	-	-	-	-	-		124	124

Net gain (loss)	-	-	-	-	(25,981)		-	(25,981)

Balance
September 30,
2007	12	-	13,600	83,135	(25,981)		124	70,878

Issued stock for
cash October
2007	36,000,000	36,000	(33,000)	(3,000)	-		-	-

Issued stock for
cash October
2007	48,000,000	48,000	32,135	(80,135)	-		-	-

Donated
management
services and rent	-	-	15,300	-	-		-	15,300

Foreign currency
gain (loss)	-	-	-	-	-		173	173

Retirement of
shares	(39,600,012)	(39,600)	39,000	-	-		-	-

Net loss	-	-	-	-	(96,309)		-	(96,309)

The accompanying notes are an integral part of the financial statements.

Balance
September 30,
2008	44,400,000	44,400	67,635	-	(122,290)	297	(9,958)

Foreign currency
gain (loss)	-	-	-	-	-	1,784	1,784

Net loss	-	-	-	-	(13,943)	-	(13,943)

Balance
December 31,
2008 (unaudited)	44,400,000	44,400	67,635	-	(136,233)	2,081	(22,117)

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation FKA: Tidewater Resources Inc. (An Exploration Stage Company) Statements of Cash Flows (Expressed in U.S. Dollars) (Unaudited)

			From Inception
			(February 7, 2007)
	Three months ended		to
	December 31		December 31,
	2008	2007	2008

Cash Flows Used In Operating Activities:

Net loss	$ (13,943)	$ (18,049)	$ (136,233)
Adjustments to reconcile net loss to net cash used in
operating activities:
Mineral claim fee	4,464	-	4,464
Donated management fees and rent	-	5,100	28,900
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,693	4,978	16,841

Net Cash Used in Operating Activities	(6,786)	(7,971)	(86,028)

Cash Flows Used In Investing Activities:
Purchase of mineral claims	-	-	(4,464)

Net Cash Used In Investing Activities	-	-	(4,464)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	-	-	83,135
Advances from related parties	5,276	-	5,276

Net Cash Provided by Financing Activities	5,276	-	88,411

Effect of Foreign Currency Translation	1,784	(92)	2,081

Increase (Decrease) in Cash and Cash Equivalents	274	(8,063)	-
Cash and Cash Equivalents, beginning of period	(274)	67,448	–

Cash and Cash Equivalents, end of period	$ -	$ 59,385	$ -

Supplemental Disclosures
Interest paid	$ -	$ –	$ –
Income of common stock for common stock payable	$ -	$ 83,135	$ 83,135

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation (An Exploration Stage Company) Notes to the interim financial statements December 31, 2008 (Expressed in U.S. Dollars) (Unaudited)

1)	Business and History

Precision Petroleum Corporation (the “Company”) was incorporated under the name “Tidewater Resources Inc.” under the laws of the State of Nevada on February 7, 2007. On October 27, 2008 the Company changed its name to Precision Petroleum Corporation. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2008, the Company has a working capital deficit of $22,117 ($14,422 as of September 30, 2008) and has accumulated losses of $136,233 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

While the information in the accompanying interim three-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Precision Petroleum Corporation’s audited September 30, 2008 annual financial statements.

The results of operations for the three month period ending December 31, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

These unaudited interim financial statements should be read in conjunction with the September 30, 2008 audited financial statements of the Company.

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

Precision Petroleum Corporation (An Exploration Stage Company) Notes to the interim financial statements December 31, 2008 (Expressed in U.S. Dollars) (Unaudited)

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

Precision Petroleum Corporation (An Exploration Stage Company) Notes to the interim financial statements December 31, 2008 (Expressed in U.S. Dollars) (Unaudited)

2)	Summary of Significant Accounting Policies (continued)

	f.	Environmental Expenditures – (continued)

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Precision Petroleum Corporation (An Exploration Stage Company) Notes to the interim financial statements December 31, 2008 (Expressed in U.S. Dollars) (Unaudited)

2)            Summary of Significant Accounting Policies (continued)

l. Income Taxes

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

m. Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At December 31, 2008, there are no dilutive potential common shares.

n. Comprehensive Loss

The Company follows Statement of Financial Accounting Standards (“SFAS”) 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements

3) Recent Accounting Pronouncements

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

Precision Petroleum Corporation (An Exploration Stage Company) Notes to the interim financial statements December 31, 2008 (Expressed in U.S. Dollars) (Unaudited)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

Precision Petroleum Corporation (An Exploration Stage Company) Notes to the interim financial statements December 31, 2008 (Expressed in U.S. Dollars) (Unaudited)

4)	Mineral Property

Pursuant to a mineral property staking and Net Smelter Returns Royalty agreement (the “Agreement”) dated April 19, 2007, the Company had acquired a 100% undivided right, title and interest in a gold/silver/copper mineral claim unit of the Kammatika Claims (the “Claims”), located in the province of British Columbia, Canada for a cash payment of $4,464 (CDN$5,000).

As of December 31, 2008, the Company’s claims have expired. Consequently, the Company expensed the claims during the quarter ended December 31, 2008.

5)	Common Stock

The authorized number of common shares remains at 200,000,000 common shares with a par value of $0.001.

	a.	On November 17, 2008, the Company authorized a forward stock split of twelve for one (12:1) of our total issued and outstanding shares of common stock. All references in these financial statements and notes to the financial statements of common shares, number of shares, price per share and weighted average number of common shares outstanding prior to the forward stock split have been adjusted to reflect the split on a retroactive basis, unless otherwise noted.

	b.	Upon incorporation on February 7, 2007, the Company issued twelve (12) post split share of common stock to its founding officer and director for nominal consideration.

	c.	In October 2007, the Company issued 36,000,000 post split shares of common stock at $0.001 per share to directors of the Company for gross proceeds of $3,000.

	d.	In October 2007, the Company issued 48,000,000 post split shares of common stock at $0.02 per share for gross proceeds of $80,135.

	e.	On September 2008, the Company’s officers and directors resigned from their positions with the Company. In connection with such resignations, such officers and directors surrendered all of their shares of the Company’s common stock, which totaled 39,600,012 post split shares, which were then cancelled and returned to treasury.

No compensation was paid for the surrender of these shares.

6)	Subsequent Events

On January 20, 2009 the President of the Company Ms Sharron Farris resigned as President and Mr. Richard Porterfield was appointed as President and Treasurer of the Company. Ms Sharon Farris remains as Secretary of the Company.

The Company has not entered into any transaction with Mr. Porterfield that would be regarded as related party transactions. Mr. Porterfield is not a director of any other publicly registered company.

On January 27, 2009, the Company entered into a Participation Agreement with Nitro Petroleum Incorporated (“Nitro”), pursuant to which the Company obtained from Nitro the right to participate in Phase One of Nitro’s Powder River Basin Project in Montana. Nitro acquired certain oil and gas leases in the Powder River Basin in Montana pursuant to a Memorandum of Understanding dated January 26, 2009 with REDS, LLC.

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation (An Exploration Stage Company) Notes to the interim financial statements December 31, 2008 (Expressed in U.S. Dollars) (Unaudited)

6) Subsequent Events (continued)

Pursuant to the terms of the Participation Agreement, Nitro is being carried to the tanks with respect to a 25% working interest in Phase One of the Powder River Basin Project. The Company is acquiring a 37.5% working interest in Phase One of the Powder River Basin Project in exchange for an agreement to pay 50% of the expenses of Phase One of the Powder River Basin Project. Additionally, the Company shall have the right to purchase up to a 37.5% working interest in Phase Two and Phase Three of the Powder River Basin Project upon substantially the same terms as Phase One.

Nitro will be the operator of all wells drilled during Phase One of the Powder River Basin Project.

The accompanying notes are an integral part of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Precision Petroleum Corporation (“we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on February 7, 2007 to explore mineral properties. Our principal executive offices are located at 9250 75th Street, Lexington, OK 73051. Our telephone number is (405) 924-0298.

On March 20, 2008, our Registration Statement on Form S-1 was declared effective, allowing our sole shareholder to sell 44,400,000 shares of our common stock at a price of $0.02 per share.

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report. In addition to the historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

FULL FISCAL YEARS

Liquidity

At December 31, 2008, we had a working capital deficit of $22,117, compared to a working capital deficit of $14,422, at September 30, 2008. At December 31, 2008, our total assets were Nil, compared to total assets in the amount of $4,464 at September 30, 2008, consisting of mineral claims. This decrease in assets was due to the expiration of mining claims and expensing the amount of claims during the quarter ended December 31, 2008.

At December 31, 2008, our total current liabilities increased to $22,117 from $14,422 at September 30, 2008.

Our short and long term survival is dependent on funding from shareholder loans or outside sources.

Result of Operations

For the three (3) months ended December 31, 2008, operating expenses were $13,943 compared to $18,049 for the three (3) months ended December 31, 2007. The decrease of $4,106 was due to a decrease mainly in general and administrative expenses. Operating expenses during the quarter ended December 31, 2008 consisted of legal and accounting fees of $9,479 and mineral claims expense of $4,464. This compares with expenses during the three (3) months ended December 31, 2007, consisting of legal and accounting fees of $11,897, management fees of $3,600, general and administrative costs of $1,052 and rent expense of $1,500.

We recognized a gain of $1,787 on foreign exchange for the quarter ended December 31, 2008, compared with a loss of $92 on foreign exchange during the quarter from the prior year.

We posted a comprehensive loss of $12,156 for the quarter ended December 31, 2008, compared to a comprehensive loss of $18,141 for the same period from the previous year. From inception (February 7, 2007) to December 31, 2008, we have incurred a total comprehensive loss of $134,152. The principal components of losses were legal and accounting fees of $93,099, management fees of $20,400, general and administrative costs of $9,770, mining claims expense of $4,464 and rent expense of $8,500.

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

Off Balance Sheet Arrangements.

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES See Item 4T. ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation, as Amended*

3.2	Bylaws*

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*Incorporated by reference to our Form S-1 Registration Statement filed on April 24, 2008, SEC File Number 333-149823.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2009.

PRECISION PETROLEUM CORPORATION

Date: February 13, 2009	By: /s/ Richard Porterfield
Name: Richard Porterfield
Title: President (principal executive officer) and Treasurer (principal financial officer)

By: /s/ Sharon Farris
Name: Sharon Farris
Title: Principal accounting officer