Form 10-Q
period 2009-03-31
PRECISION PETROLEUM Corp
filed 2009-05-13
CIK 1430057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of April 30, 2009: 44,400,000

		Precision Petroleum Corporation
		INDEX TO THE FORM 10-Q
		For the quarterly period ended March 31, 2009
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS	F-1
		Balance Sheets	F-2
		Statements of Operations and Comprehensive Income	F-3
		Statement of Stockholders’ Deficit	F-4
		Statements of Cash Flows	F-5
		Notes to the Financial Statements	F-7 to F-13
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	16
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	17
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	17
	ITEM 4T.	CONTROLS AND PROCEDURES	17
PART II	OTHER INFORMATION		17
	ITEM 1.	LEGAL PROCEEDINGS	18
	ITEM 1A.	RISK FACTORS
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	18
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
	ITEM 5.	OTHER INFORMATION	18
	ITEM 6.	EXHIBITS	18
		SIGNATURES	19

Precision Petroleum Corporation (An Exploration Stage Company)

Interim Financial Statements

(Expressed in U.S. Dollars)

Precision Petroleum Corporation
FKA: Tidewater Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As of	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)

Assets

Mineral Claims (Note 4)	$ -	$ 4,464

Total Assets	$ -	$ 4,464

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	$ -	$ 274
Accounts payable and accrued liabilities	4,295	14,148
Loans payable	10,051	-

Total Liabilities	14,346	14,422

Stockholders’ Deficit
Common Stock, 200,000,000 shares authorized, $0.001 par value;
44,400,000 shares issued and outstanding	44,400	44,400
Additional Paid in Capital	82,691	67,635
Deficit Accumulated During the Exploration Stage	(140,501)	(122,290)

	(13,410)	(10,255)
Other Comprehensive Income (Loss):
Foreign currency gain (loss)	(936)	297

Total Stockholders’ (Deficit) Equity	(14,346)	(9,958)

Total Liabilities and Stockholders’ Deficit	$ -	$ 4,464

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation FKA: Tidewater Resources Inc. (An Exploration Stage Company) Statements of Operations and Comprehensive Income (Loss) (Expressed in U.S. Dollars) (Unaudited)

					From Inception
	For the three months ended		For the six months ended		(February 7, 2007) to
	March 31		March 31		March 31,
	2009	2008	2009	2008	2009

Revenues	$ –	$ –	$ –	$ –	$ –

Expenses
Mineral claims expense
(Note 4)	-	-	4,464	-	4,464
General and
administrative	-	1,782	-	2,834	9,770
Legal and accounting	4,268	28,889	13,747	40,786	97,367
Management fees (Note 5)	-	3,600	-	7,200	20,400
Rent expense (Note 5)	-	1,500	-	3,000	8,500

Net loss	(4,268)	(35,771)	(18,211)	(53,820)	(140,501)

Other Comprehensive
income (loss)
Foreign currency
translation adjustment	(3,017)	142	(1,233)	50	(936)

Comprehensive loss	$ (7,285)	$ (35,629)	$ (19,444)	$ (53,770)	$ (141,437)

Net Loss Per Share – Basic
and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Common
Shares Outstanding
	44,400,000	84,000,012	44,400,000	84,000,012

The accompanying notes are an integral part of the financial statements.

FKA: Tidewater resources Inc.
(An Exploration Stage Company)
Statement of Stockholders Deficit
For the six months ended March 31
(Expressed in U.S. Dollars)
(Unaudited)

					Accumulated
					Deficit		Total as of
	Common Shares		Additional		During	Other	March
		Par	Paid-in	Stock	Exploration	Comprehensive	31,
	Number	Value	Capital	Payable	Stage	Income	2009

Balance
February 7, 2007	12	$ -	$ -	$ -	$ -	$ -	$ -

Donated
management
services and rent	-	-	13,600	-	-	-	13,600

Stock Payable	-	-	-	83,135	-	-	83,135

Foreign currency
gain (loss)	-	-	-	-	-	124	124

Net gain (loss)	-	-	-	-	(25,981)	-	(25,981)

Balance
September 30,
2007	12	-	13,600	83,135	(25,981)	124	70,878

Issued stock for
cash October
2007	36,000,000	36,000	(33,000)	(3,000)	-	-	-

Issued stock for
cash October
2007	48,000,000	48,000	32,135	(80,135)	-	-	-

Donated
management
services and rent	-	-	15,300	-	-	-	15,300

Foreign currency
gain (loss)	-	-	-	-	-	173	173

Retirement of
shares	(39,600,012)	(39,600)	39,000	-	-	-	-

Net loss	-	-	-	-	(96,309)	-	(96,309)

Balance
September 30,
2008	44,400,000	44,400	67,635	-	(122,290)	297	(9,958)

The accompanying notes are an integral part of the financial statements.

Contribution of
capital for legal
fees	-	-	15,056	-	-	-	15,056

Foreign currency
gain (loss)	-	-	-	-	-	(1,233)	(1,233)

Net loss	-	-	-	-	(18,211)	-	(18,211)

Balance March
31, 2009	44,400,000	$ 44,400	$ 82,691	$ - $	(140,501)	$ (936)	$ (14,346)

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation FKA: Tidewater Resources Inc. (An Exploration Stage Company) Statement of Cash Flows (Expressed in U.S. Dollars) Unaudited

			From Inception
	Six months	Six months	(February 7, 2007)
	ended March	ended March	to March
	31,	31,	31,
	2009	2008	2009

Cash Flows Used In Operating Activities:

Net income (loss)	$ (18,211)	$ (53,820)	$ (140,501)
Adjustments to reconcile net loss to net cash used in
operating activities:
Mineral claim fee	4,464	-	4,464
Donated management fees and rent	-	10,200	28,900
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,853)	18,238	4,295

Net Cash Used in Operating Activities	(23,600)	(25,382)	(102,842)

Cash Flows Used In Investing Activities:
Purchase of mineral claims	-	-	(4,464)

Net Cash Used In Investing Activities	-	-	(4,464)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	-	-	83,135
Contribution of capital	15,056	-	15,056
Loans payable	10,051	-	10,051

Net Cash Provided by Financing Activities	25,107	-	108,242

Effect of Foreign Currency Translation	(1,233)	50	(936)

Increase (Decrease) in Cash and Cash Equivalents	274	(25,332)	-
Cash and Cash Equivalents, beginning of period	(274)	67,448	–

Cash and Cash Equivalents, end of period	$ -	$ 42,116	$ -

Supplemental Disclosures
Interest paid	$ -	$ -	$ –
Income of common stock payable	$ -	$ 83,135	$ 83,135

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2009, the Company has a working capital deficit of $14,346 ($14,422 as of September 30, 2008) and has accumulated losses of $140,501 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

While the information in the accompanying interim six-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Precision Petroleum Corporation’s audited September 30, 2008 annual financial statements.

The results of operations for the six month period ending March 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

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

	m.	Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At March 31, 2009, there are no dilutive potential common shares.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is did not have a material effect on the Company's future reported financial position or results of operations.

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation (An Exploration Stage Company) Notes to the interim financial statements December 31, 2008 (Expressed in U.S. Dollars) (Unaudited)

4)	Mineral Property

Pursuant to a mineral property staking and Net Smelter Returns Royalty agreement (the “Agreement”) dated April 19, 2007, the Company acquired a 50% undivided right, title and interest in a gold/silver/copper mineral claim unit of the Kammatika Claims (the “Claims”), located in the province of British Columbia, Canada for a cash payment of $4,464 (CDN$5,000). As of March 31, 2009, the Company’s claims have expired. Consequently, the Company expensed the claims during the six months ended March 31, 2009.

5)	Common Stock

The authorized number of common shares remains at 200,000,000 common shares with a par value of $0.001.

	a.	On November 17, 2008, the Company authorized a forward stock split of twelve for one (12:1) of our total issued and outstanding shares of common stock. All references in these financial statements and notes to the financial statements of common shares, number of shares, price per share and weighted average number of common shares outstanding prior to the forward stock split have been adjusted to reflect the split on a retroactive basis, unless otherwise noted

	b.	Upon incorporation on February 7, 2007, the Company issued twelve (12) post split shares of common stock to its founding officer and director for nominal consideration.

	c.	In October 2007, the Company issued 36,000,000 post split shares of common stock at $0.001 per share to directors of the Company for gross proceeds of $3,000.

	d.	In October 2007, the Company issued 48,000,000 post split shares of common stock at approximately $0.017 per share for gross proceeds of $80,135.

e.	On September 2008, the Company’s officers and directors resigned from their positions with the Company. In connection with such resignations, such officers and directors surrendered all of their shares of the Company’s common stock, which totaled 39,600,012 post split shares, which were then cancelled and returned to treasury.
No compensation was paid for the surrender of these shares.

f.	During the second quarter, the former office of the Company contributed $15,506 to pay for legal service fees.
There are 44,400,000 shares outstanding as of March 31, 2009.

6)	Operations

On January 20, 2009, the President of the Company, Ms. Sharron Farris, resigned as President and Mr. Richard Porterfield was appointed as President and Treasurer of the Company. Ms. Sharon Farris remains as Secretary of the Company.

The Company has not entered into any transactions with Mr. Porterfield that would be regarded as related party transactions. Mr. Porterfield is not a director of any other publicly registered company.

The company obtains financing from a consultant with a balance of $10,051 as of March 31, 2009. The balance is due on demand and is not interest barring.

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation (An Exploration Stage Company) Notes to the interim financial statements December 31, 2008 (Expressed in U.S. Dollars) (Unaudited)

6) Operations (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Precision Petroleum Corporation (“we,” “us”, “our” or similar terms) was organized to explore mineral properties. Our principal executive offices are located at 9250 75th Street, Lexington, OK 73051. Our telephone number is (405) 924-0298.

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

Overview

Incorporation and Organizational Activities

We were incorporated on February 7, 2007 under the laws of the State of Nevada. On October 27, 2008, we changed our name from Tidewater Resources Inc.

We were extra-provincially registered under the laws of the Province of British Columbia, Canada, on March 9, 2007.

On January 20, 2009, Ms Sharon Farris resigned as the president of the Company.

On January 20, 2009, Mr Richard Porterfield was appointed President of the Company.

Liquidity and Capital Resources

At March 31, 2009, we had a working capital deficit of $14,346, compared to a working capital deficit of $9,958, at September 30, 2008. At March 31, 2009, our total assets were Nil, compared to total assets in the amount of $4,464 at September 30, 2008, consisting of mineral claims. This decrease in assets was due to the expiration of mining claims and expensing the amount of claims during the quarter ended December 31, 2008.

At March 31, 2009, our total current liabilities decreased slightly to $14,346 from $14,422 at September 30, 2008.

Our short and long term survival is dependent on funding from shareholder loans or outside sources.

Result of Operations

Revenues

We have had no operating revenues since our inception on February 7, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses and Loss from Operations

For the three (3) months ended March 31, 2009, operating expenses were $4,268 compared to $35,771 for the three (3) months ended March 31, 2008. The decrease of $31,503 was due to a decrease mainly in legal and accounting expenses. Operating expenses during the quarter ended March 31, 2009 consisted solely of legal and accounting fees of $4,268. This compares with expenses during the three (3) months ended March 31, 2008, consisting of legal and accounting fees of $28,889, management fees of $3,600, general and administrative costs of $1,782 and rent expense of $1,500.

We recognized a loss of $3,017 on foreign exchange for the quarter ended March 31, 2009, compared with a gain of $142 on foreign exchange during the quarter from the prior year.

We posted a comprehensive loss of $7,285 for the quarter ended March 31, 2009, compared to a comprehensive loss of $35,629 for the same period from the previous year. From inception (February 7, 2007) to March 31, 2009, we have incurred a total comprehensive loss of $141,437. The principal components of losses were legal and accounting fees of $97,367, management fees of $20,400, general and administrative costs of $9,770, mining claims expense of $4,464 and rent expense of $8,500.

As of March 31, 2009, our net cash balance is $Nil. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

For the six (6) months ended March 31, 2009, operating expenses were $18,211 compared to $53,820 for the six (6) months ended March 31, 2008. The decrease of $35,609 was due to a decrease in legal and accounting expenses, management fees and rent expense. Operating expenses during the six (6) months ended March 31, 2009 consisted solely of legal and accounting fees of $13,747 and mineral claims expense of $4,464. This compares with expenses during the six (6) months ended March 31, 2008, consisting of legal and accounting fees of $40,786, management fees of $7,200, rent expense of $3,000 and general and administrative costs of $2,834.

We recognized a loss of $1,233 on foreign exchange for the six (6) months ended March 31, 2009, compared with a gain of $50 on foreign exchange during the same period from the prior year.

We posted a comprehensive loss of $19,444 for the six (6) month period ended March 31, 2009, compared to a comprehensive loss of $53,770 for the same period from the previous year.

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

ITEM 4. See Item 4T. ITEM 4T.

CONTROLS AND PROCEDURES CONTROLS AND PROCEDURES

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

*Incorporated by reference to our Form S-1 Registration Statement filed on April 24, 2008, SEC File Number 333-149823.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2009.

PRECISION PETROLEUM CORPORATION

Date: May 12, 2009	By: /s/ Richard Porterfield
Name: Richard Porterfield
Title: President (principal executive officer)

Date: May 12, 2009	By: /s/ Sharon Farris
Name: Sharon Farris
Title: Treasurer (principal financial officer and principal accounting officer)