Form 10-Q
period 2009-06-30
PRECISION PETROLEUM Corp
filed 2009-08-14
CIK 1430057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  [  ]                                                                                                                Accelerated filer  [  ]

Non-accelerated filer  [  ] (Do not check if a smaller reporting company)                                                                                                                                     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of July 31, 2009: 44,400,000

Precision Petroleum Corporation

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2009

Precision Petroleum Corporation
(An Exploration Stage Company)

Interim Financial Statements

(Expressed in U.S. Dollars)

Precision Petroleum Corporation
FKA: Tidewater Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
	As of June 30, 2009 (Unaudited)	As of September 30, 2008 (Audited)

Assets

Current Assets

Cash and cash equivalents	$ 1,316	$ -
Participation deposits	31,000	-

Total current assets	32,316	-

Mineral claims (Note 4)	-	4,464

Total assets	$ 32,316	$ 4,464

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	$ -	$ 274
Accounts payable and accrued liabilities	3,360	14,148
Advances	55,518	-

Total current liabilities	58,878	14,422

Total liabilities	58,878	14,422

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value; 44,400,000 shares issued and outstanding	44,400	44,400
Additional paid in capital	82,691	67,635
Deficit accumulated during the exploration stage	(153,653)	(122,290)

	(26,562)	(10,255)
Other Comprehensive Income (Loss):
Foreign currency adjustment	-	297

Total stockholders’ deficit	(26,562)	(9,958)

Total liabilities and stockholders’ deficit	$ 32,316	$ 4,464

Precision Petroleum Corporation

Precision Petroleum Corporation
FKA: Tidewater Resources Inc.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Income (Loss)
 (Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended June 30		For the nine months ended June 30		From Inception (February 7, 2007) to June 30
	2002009	2008	200822009	2008	2009
	Un	Un	Un
	$ -d	$ -d	$ -d
Revenues	$ – -	$$ $ – -	$$$ – -	$ –	$ –

Expenses
Mineral claims expense (Note 4)	-	-	4,464	-	4,464
General and administrative	1,342	2,053	1,342	4,887	11,112
Legal and accounting	5,166	16,219	18,914	57,005	102,534
Management fees	5,500	3,600	5,500	10,800	25,900
Rent expense	-	1,500	-	4,500	8,500
Total expenses	12,008	23,372	30,220	77,192	152,510

Operating loss	(12,008)	(23,372)	(30,220)	(77,192)	(152,510)

Other income (expense)
Other expense	(1,143)	-	(1,143)	-	(1,143)
Total other income (expense)	(1,143)	-	(1,143)	-	(1,143)

Net loss	(13,151)	(23,372)	(31,363)	(77,192)	(153,653)

Other Comprehensive income (loss)
Foreign currency translation adjustment	936	(313)	(297)	(263)	-

Comprehensive loss	(12,215)	(23,685)	(31,660)	(77,455)	(153,653)

Net Loss Per Share – Basic and Diluted	(0)	(0)	(0)	(0)	(0)

Weighted Average Common Shares Outstanding	44,400,000	84,000,012	44,400,000	84,000012

Precision Petroleum Corporation
FKA: Tidewater resources Inc.
(An Exploration Stage Company)
Statement of Stockholders  Deficit
From Inception (February 7, 2007) to June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Common Shares		Additional		Accumulated Deficit During	Other	Total stockholders
	Number	Par Value	Paid-in Capital	Stock Payable	Exploration Stage	Comprehensive Income	equity (deficit)

Balance February 7, 2007	12	$ -	$ -	$ -	$ -	$ -	$ -

Donated management services and rent	-	-	13,600	-	-	-	13,600

Stock Payable	-	-	-	83,135	-	-	83,135

Foreign currency gain (loss)	-	-	-	-	-	124	124

Net gain (loss)	-	-	-	-	(25,981)	-	(25,981)

Balance September 30, 2007	12	-	13,600	83,135	(25,981)	124	70,878

Issued stock for cash October 2007	36,000,000	36,000	(33,000)	(3,000)	-	-	-

Issued stock for cash October 2007	48,000,000	48,000	32,135	(80,135)	-	-	-

Donated management services and rent	-	-	15,300	-	-	-	15,300

Foreign currency gain (loss)	-	-	-	-	-	173	173

Retirement of shares	(39,600,012)	(39,600)	39,000	-	-	-	-

Net loss	-	-	-	-	(96,309)	-	(96,309)

Balance September 30, 2008	44,400,000	44,400	67,635	-	(122,290)	297	(9,958)

Contribution of capital for legal fees	-	-	15,056	-	-	-	15,056

Foreign currency gain (loss)	-	-	-	-	-	(297)	(297)

Net loss	-	-	-	-	(31,363)	-	(31,363)

Balance June 30, 2009	44,400,000	$ 44,400	$ 82,691	$ -	$ (153,653)	$ -	$ (26,652)

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation
FKA: Tidewater Resources Inc.
(An Exploration Stage Company)
Statement of Cash Flows
 (Expressed in U.S. Dollars)

Unaudited
	Nine months ended June 30, 2009	Nine months ended June 30, 2008	From Inception (February 7, 2007) to June 30, 2009

Cash Flows Used In Operating Activities:

Net income (loss)	$ (31,363)	$ (77,192)	$ (153,653)

Adjustments to reconcile net loss to net cash used in operating activities:
Mineral claim fee	4,464	-	4,464
Donated management fees and rent	-	15,300	28,900
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(10,788)	28,397	3,360

Net cash used in operating activities	(37,687)	(33,495)	(116,929)

Cash Flows Used In Investing Activities:
Participation deposits	(31,000)	-	(31,000)
Purchase of mineral claims	-	-	(4,464)

Net cash used in investing activities	(31,000)	-	(35,464)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	-	-	83,135
Contribution of capital	15,056	-	15,056
Advances	55,518	-	55,518
Net cash provided by financing activities	70,574	-	153,709

Effect of foreign currency translation	(297)	(263)	-

Increase (decrease) in cash and cash equivalents	1,590	(33,758)	1,316

Cash and cash equivalents, beginning of period	(274)	67,448	–

Cash and cash equivalents, end of period	$ 1,316	$ 33,690	$ 1,316

Supplemental Disclosures
Interest paid	$ -	$ -	$ –
Income of common stock payable	$ -	$ 83,135	$ 83,135

Precision Petroleum Corporation
(An Exploration Stage Company)
Notes to the interim financial statements
June 30, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2009, the Company has a working capital deficit of $26,562 ($14,422 as of September 30, 2008) and has accumulated losses of $153,653 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

While the information in the accompanying interim nine-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Precision Petroleum Corporation’s audited September 30, 2008 annual financial statements.

The results of operations for the nine month period ending June 30, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

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
June 30, 2009
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

The Company’s functional currency is in US dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
June 30, 2009
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
June 30, 2009
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

m.	Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At June 30, 2009, there are no dilutive potential common shares.

n.	Comprehensive Loss

The Company follows Statement of Financial Accounting Standards (“SFAS”) 130, "Reporting Comprehensive Income".  SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements

3)	Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending September 30, 2010. This will not have an impact on the results of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

The accompanying notes are an integral part of the financial statements.

Precision Petroleum Corporation
(An Exploration Stage Company)
Notes to the interim financial statements
June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

3)	Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

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
June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

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

Pursuant to a mineral property staking and Net Smelter Returns Royalty agreement (the “Agreement”) dated April 19, 2007, the Company acquired a 50% undivided right, title and interest in a gold/silver/copper mineral claim unit of the Kammatika Claims (the “Claims”), located in the province of British Columbia, Canada for a cash payment of $4,464 (CDN$5,000). As of June 30, 2009, the Company’s claims have expired. Consequently, the Company expensed the claims during the nine months ended June 30, 2009.

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

f.	During the second quarter, the former officer of the Company contributed $15,506 to pay off legal service fees.

6)	Operations

The company obtains financing from a consultant with a balance of $20,518 and an advance from a third party of $35,000 as of June 30, 2009. The balances are due on demand and are not interest bearing.

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
June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

7)	Oil and Gas Participation

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

During the third quarter the company paid $31,000 towards the Participation Agreement with Nitro. The payments have been recorded in the financial statements as participation deposits.

8)	Subsequent Events

On July 1, 2009, Precision has acquired proven reserves of oil and gas, depreciable oilfield equipment and ancillary field operating equipment. The vendors and Precision have agreed that upon finalization of the present values calculation of the 18 leases, that Precision will issue capital stock from its’ Treasury to the vendors based on a per share value of forty cents (.40). The total number of shares to each vendor shall be determined as total present value of equipment and petroleum reserves tendered, to be divided by forty cents to equal the number of shares to be issued.

On July 16, 2009, the Company received $20,000 in non interest due on demand advances from a third party.

Item 2.       Management's Discussion and Analysis

As used in this Quarterly Report: (i) the terms "we", "us", "our" and the "Company" mean Precision Petroleum Corporation (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following is a discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended June 30, 2009.

Overview

Incorporation and Organizational Activities

We were incorporated on February 7, 2007 under the laws of the State of Nevada. On October 27, 2008, we changed our name from Tidewater Resources Inc. to Precision Petroleum Corporation.

We were extra provincially registered under the laws of the Province of British Columbia, Canada, on March 9, 2007.

On January 20, 2009, Ms. Sharon Farris resigned as the president of the Company.

On January 20, 2009, Mr. Richard Porterfield was appointed President and Treasurer of the Company.

Liquidity and Capital Resources

At June 30, 2009, we had a working capital deficit of $26,562, compared to a working capital deficit of $14,422, at September 30, 2008. At June 30, 2009, our total assets were $32,316, consisting of cash and participation deposits compared to total assets in the amount of $4,464 at September 30, 2008, consisting of mineral claims. This increase in assets was due to advances received from financing activities and participation deposits.

At June 30, 2009, our total current liabilities increased to $58,878 from $14,422 at September 30, 2008.

Our short and long term survival is dependent on funding from shareholder loans or outside sources.

Results of Operations

Revenues

We have had no operating revenues since our inception on February 7, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses and Loss from Operations

For the three (3) months ended June 30, 2009, operating expenses were $13,151 compared to $23,372 for the three (3) months ended June 30, 2008. The decrease of $10,221 was due to a decrease mainly in legal and accounting expenses. Operating expenses during the quarter ended June 30, 2009 consisted of legal and accounting fees of $5,166, general and administrative costs of $1,342, management fees of $5,500 and foreign exchange loss of $1,143. This compares with expenses during the three (3) months ended June 30, 2008, consisting of legal and accounting fees of $16,219, management fees of $3,600, general and administrative costs of $2,053 and rent expense of $1,500.

We recognized a gain of $936 on foreign exchange for the quarter ended June 30, 2009, compared with a loss of $313 on foreign exchange during the quarter from the prior year.

We posted a comprehensive loss of $12,215 for the quarter ended June 30, 2009, compared to a comprehensive loss of $23,685 for the same period from the previous year. From inception (February 7, 2007) to June 30, 2009, we have incurred a total comprehensive loss of $153,653. The principal components of losses were legal and accounting fees of $102,534, management fees of $25,900, general and administrative costs of $11,112, mining claims expense of $4,464, foreign exchange loss of $1,143 and rent expense of $8,500.

For the nine (9) months ended June 30, 2009, operating expenses were $30,220 compared to $77,192 for the nine (9) months ended June 30, 2008. The decrease of $46,972 was due to a decrease in legal and accounting expenses, management fees and rent expense. Operating expenses during the nine (9) months ended June 30, 2009 consisted solely of legal and accounting fees of $18,914, general and administrative costs of $1,342, management fees of $5,500, foreign exchange loss of $1,143 and mineral claims expense of $4,464. This compares with expenses during the nine (9) months ended June 30, 2008, consisting of legal and accounting fees of $57,005, management fees of $10,800, rent expense of $4,500 and general and administrative costs of $4,887.

We recognized a loss of $297 on foreign exchange for the nine (9) months ended June 30, 2009, compared with a loss of $263 on foreign exchange during the same period from the prior year.

We posted a comprehensive loss of $31,660 for the nine (9) month period ended June 30, 2009, compared to a comprehensive loss of $77,455 for the same period from the previous year.

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

Subsequent Events

During the 3 preceding months, the Company has been actively searching to purchase potential oil and gas producing leases in Oklahoma State.

Richard Porterfield, President, is also a Petroleum Geologist.  He has been instrumental in the assembly of 18 leases for acquisition.

The leases constitute various working interests and overriding royalty interests. Also included are various production facilities including depreciable wellhead, down hole and battery equipment. Included in some of the leases were salt water disposal wells, needed for injection of waste water recovered from oil and gas production.

Precision had requested a petroleum reserve calculation of recoverable oil and gas for the leases acquired. This reserve calculation was recently completed by Ramsey Consultants, a firm of petroleum engineers in Oklahoma City.  These reserve calculations are necessary in order to determine the purchase price of each lease. Therefore, Precision has acquired proven reserves of oil and gas, depreciable oilfield equipment and ancillary field operating equipment.

The vendors of the leases comprise of three (3) private corporations:

1162489 Alberta Ltd, an Alberta, Canada private Corporation
Griffyn Financial Services Inc., a British Columbia, Canada, Private Corporation
Global Energy LLC, an Oklahoma State private corporation.

The vendors and Precision have agreed that upon finalization of  the present values calculation of the 18 leases,  that Precision will issue capital stock from its’ treasury to the vendors based on  a per share value of forty cents  ($0.40) The total number of shares to each vendor shall be determined as total present value of equipment and petroleum  reserves tendered,  to be divided by  forty cents  to equal the number of shares to be issued.

Note that all calculations and references are in USD currency.

The effective date of the purchase contract is July 1, 2009.

Upon finalization of the calculations, and regulatory approval, the corporate attorney will file with the regulatory authorities all requisites necessary.

It is to be noted that the three vendor parties were not related parties nor affiliated with Precision prior to the July 1st transaction. The Company believes that they will remain unrelated and non affiliated subsequent to the transaction.

The Board of Directors will meet in consultation with the corporate attorney to approve the acquisition and to record the transaction by Board resolution.

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

ITEM 4.                      CONTROLS AND PROCEDURES

See Item 4T.

ITEM 4T.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

*Incorporated by reference to our Form S-1 Registration Statement declared effective on April 24, 2008, SEC File Number 333-149823.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of August, 2009.

PRECISION PETROLEUM CORPORATION

Date: August 5, 2009                                                      By:
Name: Richard Porterfield
Title: President (principal executive officer)

By:
Name: Sharon Farris
Title: Treasurer (principal financial officer and principal accounting officer)

The accompanying notes are an integral part of the financial statements.