Form 10-K
period 2009-09-30
PRECISION PETROLEUM Corp
filed 2010-01-13
CIK 1430057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]                         ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

OR

[  ]                      TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 000-53199

PRECISION PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	71-1029846
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

624 W. Independence Suite 101 A. Shawnee, OK 74804
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (405) 273-9779

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ___ Yes  _X__ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ___ Yes   _X__ No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   _X_Yes    __No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ___ Yes  __X_ No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___X___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ___                                                                                                           Accelerated Filer ___

Non-accelerated Filer ___                                           (do note check if Smaller reporting company)                                                                           Smaller Reporting Company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No __X_

Net revenues for its most recent fiscal year: $0

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of January 6, 2010: $3,923,000

Number of common voting shares issued and outstanding as of December 15, 2009: 44,400,000 shares of common stock

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

Transitional Small Business Disclosure Format (Check one): _________Yes                                                                                                                                ____X______No

TABLE OF CONTENTS

Page

PART I
Item 1. Description of Business	4
Item 1A. Risk Factors	4
Item 2. Description of Property	4
Item 3. Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	6

PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	6
Item 6. Selected Financial Data	7
Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	9
Item 8. Financial Statements and Supplementary Data	11
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure Item 9A. Controls and Procedures Item 9B. Other Information	11 11 11

PART III
Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance: Compliance with Section 16(a) of the Exchange Act	12
Item 11. Executive Compensation	14
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13. Certain Relationships and Related Transactions and Director Independence	15
Item 14. Principal Accountant Fees and Services	16
Item 15. Exhibits	16
Signatures	17

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Incorporation and Organizational Activities

Precision Petroleum Corporation (the “Corporation”) was incorporated on February 7, 2007, in the State of Nevada under the name “Tidewater Resources Inc.”. On the date of our incorporation, we appointed Bernard Perez as our sole officer and director. On October 15, 2007, Mr. Munslow, Mr. Ward and Mr. Lopez were appointed as directors. On September 7, 2008, Messrs Lopez, Munslow, Perez and Ward resigned as officers and directors of the Corporation. On September 14, 2008, Sharon Farris was appointed President, Treasurer and Secretary and elected as the Corporation’s sole member of the Board of Directors. On January 20, 2009, the Corporation appointed Mr. Richard F. Porterfield as a member of the Corporation’s Board of Directors and as the Corporation’s President and Treasurer. On the same date, Ms. Sharron Farris resigned as a member of the Board of Directors and as President and Treasurer. Ms. Farris remains the Corporation’s Secretary.

On June 3, 2009, Mr. James Kirby was appointed as the Corporation’s Chief Financial Officer.

We were extra-provincially registered under the laws of the Province of British Columbia, Canada, on March 9, 2007.

On October 27, 2008, we changed our name to “Precision Petroleum Corporation”.

On November 17, 2008, the Corporation authorized a forward stock split of twelve for one (12:1) of our total issued and outstanding shares of common stock and was effective January 8, 2009.

Our website is www.precisionpetroleumcorp.com.

Our Business

During the fourth quarter of our fiscal year ended September 30, 2009, we  acquired varying percentages of working interests and overriding royalties in eighteen (18) operating leases located in Oklahoma. These leases are producing and generate income for the Company.

See Item 2. and Note 3 to the financial statements for more information on the oil and gas assets acquired during the fiscal year ended September 30, 2009.

ITEM 1A.                      RISK FACTORS

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects.  The risks and uncertainties described below are not the only ones we face.  Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

We Have a Limited Operating History.

We have a limited operating history in the oil and gas industry.  Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  No assurance can be given that we may be able to operate on a profitable basis.

We may Require Significant Additional Financing and There is No Assurance that such Funds will be Available

We need to raise at least $120,000 to fund our operations for the next twelve (12) months. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

 Inability Of Our Officers And Sole Director To Devote Sufficient Time To The Operation Of Our Business May Limit Our Success.

Presently, our officers and sole director allocate only a portion of their time to the operation of our business.  Should our business develop faster than anticipated, our officers may not be able to devote sufficient time to the operation of our business to ensure that it continues as a going concern.  Even if our management’s lack of sufficient time is not fatal to our existence, it may result in our limited growth and success.

Unproven Profitably Due to Lack of Operating History Makes an Investment in Us an Investment in an Unproven Venture.

We were formed on February 7, 2007.  From our date of inception until the acquisition of our oil and gas leases and equipment in the summer of 2009, we have not had significant revenues or operations and we have few assets. Due to our lack of operating history, the revenue and income potential of our business is unproven.  If we cannot successfully implement our business strategies, we may not be able to generate sufficient revenues to operate profitably.  Since our resources are very limited, insufficient revenues would result in termination of our operations, as we cannot fund unprofitable operations unless additional equity or debt financing is obtained.

ITEM 2.                      DESCRIPTION OF PROPERTY.

Our Acquisition of the Claims

On April 19, 2007, we purchased a 100% undivided interest in six contiguous mineral claims located in the Nanaimo Mining District on Vancouver Island, British Columbia from David A. Zamida for total consideration of CDN$5,000 (approximately $4,464 based on the foreign exchange rate on April 26, 2007, the date we made payment, of $1.00: CDN$1.1191). On April 26, 2007, we entered into a Net Smelter Returns Royalty Agreement with Mr. Zamida whereby Mr. Zamida is entitled to 2% of net smelter royalty returns from the property underlying such claims.

During the fiscal year ended September 30, 2009, these claims have expired.

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

Pursuant to the terms of the Participation Agreement, Nitro is being carried to the tanks with respect to a 25% working interest in Phase One of the Powder River Basin Project. The Company is acquiring a 37.5% working interest in Phase One of the Powder River Basin Project in exchange for an agreement to pay 50% of the expenses of Phase One of the Powder River Basin Project. Additionally, the Company shall have the right to purchase up to a 37.5% working interest in Phase Two and Phase Three of the Powder River Basin Project upon substantially the same terms as Phase One. Nitro will be the operator of all wells drilled during Phase One of the Powder River Basin Project. As of September 30, 2009, the Company has paid $46,000 towards the participation agreement with Nitro Petroleum. The payments have been recorded in the financial statements as Participation deposits.

See Note 3 of the financial statements for production and reserve study information.

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

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, were quoted on the OTC Bulletin Board from July 3, 2008 to January 7, 2008 under the symbol “TIWR”.  Since January 8, 2008, our stock has been quoted on the OTCBB reader under the symbol “PPTO”. The table below sets for the high and low closing bid price of our stock for the last two fiscal years. The information was acquired from www.alphatrade.com.

 Fiscal Year Ended September 30, 2009

Quarter Ended	December 31, 2008*	March 31, 2009	June 30, 2009	September 30, 2009
High	-	$1.50	$1.27	$0.54
Low	-	$0.50	$0.51	$0.13

Fiscal Year Ended June 30, 2008*

Quarter Ended	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
High	-	-	-	-
Low	-	-	-	-
*Prior to February 2009, there as no trading of our shares on the OTC.BB.

(b)  Holders

As of December 31, 2009, there were fifteen (15) shareholders of record of our common stock.

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

(d)  Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

During the period covered by this report, we have not sold any unregistered securities.

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

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6. SELECTED FINANCIAL DATA

This item is not required for Smaller Reporting Companies

ITEM 7.                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

We have generated no operating revenues since our inception.  The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

As used in this Annual Report: (i) the terms "we", "us", "our" and the "Company" mean Precision Petroleum Corporation (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following is a discussion of our plan of operations, results of operations and financial condition as at and for the year ended September 30, 2009.

Liquidity and Capital Resources

The Company had a cash balance of $12,944 as of September 30, 2009, compared to cash balance of $0 as of September 30, 2008.  The Company had a working capital deficiency of $1,026,250 as of September 30, 2009, compared to working capital deficiency of $14,422 as of September 30, 2008.

The increase in our working capital deficit was due to the increase in our current liabilities, including  short-term notes in the amount of $993,980, which we did not owe at the end of the 2008 fiscal year. Most of these notes were issued to acquire $967,538 worth of oil and gas properties.

Our accumulated deficit increased during the fiscal year ended September 30, 2009 to $185,803 from $122,290. During this time, our total stockholders’ deficit increased to $58,712 from $9,958. These increases were the result of incurring a net loss form our operations in the amount of $63,513 for the fiscal year ended September 30, 2009.

The Company will continue to utilize the free labor of its directors and stockholder until such time as funding is sourced from the capital markets.  It is anticipated that funding for the next twelve months will be required to maintain the Company.

Results of Operations

For the fiscal year ended September 30, 2009, the Company had revenue of $59,723 from production of oil and gas, as compared to $0 for the fiscal year ended September 30, 2008.

Cost of continued operations for the fiscal year ended September 30, 2009 was $123,236, resulting in a net loss for the period of $63,513.

Cost of continued operations for the fiscal year ended September 30, 2008 was $96,309, resulting in a net loss for the period of $96,136.

During the fiscal year end September 30, 2009, the amount of cash used in our operating activities was $43,559 compared to $67,895 of cash used on operations during the prior fiscal year. This decrease in cash used was mainly attributable to a decrease in our net loss for the year from $96,309 to $63,513. During the fiscal year, we used $1,039,980 of cash in investing activities, due to the purchase of our oil and gas leases and equipment. We used no cash in investing activities during the prior fiscal year. Cash provided by financing activities for the 2009 fiscal year was $1,096,780, mainly through the issuance of short term notes for the purchase of our oil and gas leases and equipment. We had a total of $274 of cash provided by financing activities during the prior fiscal year.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase.  Planned exploration ventures should increase revenues for the fiscal year ending September 30, 2010.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities.  For these reasons, the Company’s auditors stated in their report on the Company’s audited financial statements that they have substantial doubt the Company will be able to continue as a going concern without further financing.

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

Plan of Operation for the Next Twelve (12) Months

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K annual report; our Form 10-Q filed February 17, 2009, our Form 10-Q filed May 13, 2009 and our Form 10-Q filed August 14, 2009.

Our plan of operations for the next twelve months is to maintain the current properties we have and recomplete some of the properties that we feel will generate more revenue.

We estimate that our expenditures over the next twelve months will be $120,000 to cover ongoing general and administrative expenses. As at September 30, 2009, we had cash and cash equivalents of $12,944 and working deficit of $1,026,250. We have enough cash on hand to meet our overhead requirements for the next 6 months. We will need to raise approximately $120,000 to meet our overhead requirements for the next 12 months.

During the twelve-month period following the date of this report, we anticipate that we will continue generate revenue from our oil leases. However, we anticipate that such revenue will not be sufficient to cover all of our expenses. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We anticipate that additional funding could be in the form of either debt or equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining financing to fund our operations, there is no assurance that we will obtain the funding necessary to pursue any further exploration of our properties. If we do not obtain additional financing, we may be forced to dispose of operating oil and gas leases located in Oklahoma.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not required for Smaller Reporting Companies

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 begin on Page F-1 of this Form 10-K, and include: (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Deficit; and (4) Notes to Financial Statements.

Precision Petroleum Corporation
(An Production Stage Company)
Financial Statements
(Expressed in U.S. Dollars)
September 30, 2009

PART I – FINANCIAL INFORMATION
PRECISION PETROLEUM CORPORATION
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
    Page
Reports of Independent Registered Public
  Accounting Firm                                                                                                         F-2

Balance Sheets as of September 30, 2009 and 2008                                                              F-3

Statements of Operations for the Years Ended
  September 30, 2009 and 2008                                                                                                  F-4

Statements of Stockholders’ (Deficit) for the
  Years Ended September 30, 2009 and 2008                                                                           F-5

Statements of Cash Flows for the Years
  Ended September 30, 2009 and 2008                                                                                      F-6

Notes to Financial Statements                                                                                                  F-7 – F-18

[
De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Precision Petroleum Corporation
Shawnee, OK 74804

We have audited the accompanying balance sheets of Precision Petrleum Corporation (A Production Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Petroleum Corporation (A Production Stage Company) as of September 30, 2009 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 13, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

PRECISION PETROLEUM CORPORATION
A PRODUCTION STAGE COMPANY
BALANCE SHEETS
(AUDITED)
		September 30
	ASSETS	2009	2008
Current
Cash and cash equivalents		$ 12,944	$ -
Accounts receivable		14,600	-
Other receivables		10,028	-
Participation deposits		46,000	-

Total current assets		83,572	-

Mineral claims		-	4,464
Oil and gas properties, net – using full cost
accounting net of $26,442 of depletion		967,538	-

Total assets		$ 1,051,110	$ 4,464

	LIABILITIES AND STOCKHOLDERS’ DEFECIT
Current Liabilities
Cash overdraft		$ -	$ 274
Accounts payable and accrued liabilities		48,342	14,148
Advances		67,500	-
Short-term notes payable		993,980	-

Total current liabilities		1,109,822	14,422

Total liabilities		1,109,822	14,422

Capital stock
Authorized:
200,000,000 common stock , $0.001
Par value; Issued and outstanding:
44,400,000 common stock shares
(2008: 44,400,000)		44,400	44,400
Additional paid-in capital		82,691	67,635
Accumulated deficit		(185,803)	(122,290)

		(58,712)	(9,958)

Other comprehensive income (loss):
Foreign currency gain (loss)		-	-

Total stockholders’ deficit		(58,712)	(9,958)

Total liabilities and stockholders’ deficit		$ 1,051,110	$ 4,464
See Accompanying Notes

PRECISION PETROLEUM CORPORATION
A PRODUCTION STAGE COMPANY
STATEMENT OF OPERATIONS
(AUDITED)

	September 30
	2009	2008
Revenues
Oil and gas sales	$ 59,723	$ -

Total revenues	59,723	-

Expenses
Mineral claim expense	4,464
Lease operating	32,3113	-
Production taxes	4,298	-
Depreciation, depletion and amortization	26,442	-
Legal and accounting	23,763	74,539
Management fees	18,000	10,800
Rent expense	-	4,500
General and administrative	13,957	6,470

Total expenses	123,236	96,309

Net loss	(63,513)	(96,309)

Other comprehensive income
Foreign currency translation adjustment	-	173

Net loss	$ (63,513)	$ (96,136)

Basic loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares	44,400,000	82,645,491
Outstanding-basic

See Accompanying Notes

PRECISION PETROLEUM CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
A PRODUCTION STAGE COMPANY
For the years ended September 30, 2009 and 2008

	Common Shares		Additional Paid-In		Stock	Accumulated	Other Comprehensive
	Number	Par Value	Capital		Payable	Deficit	Income	Total

Balance, as of September 30, 2007	12	$ -	$ 13,600		$ 83,135	$ (25,981)	$ 124	$ 70,878
Issued stock for cash October 2007	36,000,000	36,000	(33,000)		(3,000)	-	-	-
Issued stock for cash October 2007	48,000,000	48,000	32,135		(80,135)	-	-	-
Donated management services
and rent	-	-	15,300	-	-	-	-	15,300
Foreign currency gain	-	-	-		-	-	173	173
Retirement of shares	(39,600,012)	(39,600)	39,600		-	-	-
Net loss	-	-	-		-	(96,309)	-	(96,309)

Balance, as of September 30, 2008	44,400,000	44,400	67,635		-	(122,290)	297	(9,958)
Payable paid by previous directors and
officers	-	-	15,056		-	-	-	15,056
Foreign currency loss	-	-	-		-	-	(297)	(297)
Net loss	-	-	-		-	(63,513)	-	(63,513)

Balance, as of September 30, 2009 (audited)	44,400,000	$ 44,400	$ 82,691		$ -	$ (185,803)	$ -	$ (58,712)

See Accompanying Notes

PRECISION PETROLEUM CORPORATION
A PRODUCTION STAGE COMPANY
STATEMENT OF CASH FLOWS
(AUDITED)

	September 30
	2009	2008
Operating Activities
Net loss	$ (63,513)	$ (96,309)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion	26,442	-
Mineral claim expense	4,464	-
Donated management fees and rent	-	15,300
Change in assets and liabilities
Accountants receivables	(14,600)	-
Other receivables	(10,028)	-
Accounts payable and accrued liabilities	34,194	13,114

Cash used in operating activities	(23,041)	(67,895)

Investing Activities
Acquisition of oil and gas properties	(993,980)	-
Participation deposits	(46,000)	-

Cash used in investing activities	(1,039,980)	-

Financing Activities
Cash overdraft	(274)	274
Proceeds from short term note payable	993,980	-
Contribution of capital	15,056	-
Advances	67,500	-

Cash provided by financing activities	1,076,262	274

Effect of foreign currency translation	(297)	173
Cash, beginning of the year	-

Increase (decrease) in cash during the year	12,944	(67,448)

Cash, end of the year	$ 12,944	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ -	$ -

See Accompanying Notes

PRECISION PETROLEUM CORPORATION
(A Production Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Audited)

Note 1                      Nature and Continuance of Operations

Precision Petroleum Corporation (the “Company”) was incorporated under the name of “Tidewater Resources, Inc.” under the laws of the State of Nevada on February 7, 2007.  On October 27, 2008 the Company changed its name to Precision Petroleum Corporation.  The Company has established its corporate offices in Shawnee, Oklahoma.  The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids.  All business activities are conducted in Oklahoma and the Company sells its oil and gas to a limited number of domestic purchasers.   The company does not operate the leases they own a working and overriding royalty interest and are invoiced monthly for joint operating costs and receive revenues from third party purchasers of oil and gas chosen by the operators.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $185,803 since its inception, has a working capital deficiency of $1,026,250 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Property and equipment

Equipment is recorded at cost.  Depreciation is provided using the straight line method.  As of September 30, 2009 the Company did not have any property or equipment.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis.  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves.  Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations.  These unevaluated properties are assessed annually to ascertain whether impairment has occurred.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 25%.

Assets Retirement Obligations

The Company recognizes the fair value of a liability for an assets retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made.  The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.  At September 30, 2009, the Company’s estimate of asset retirement obligation was not material.

Impairment of Long-Lived Assets

The Company has adopted FASB Codification Topic 360-10 (“ASC 360-10”), “Property, Plant, and Equipment”, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.  At September 30, 2009, the depreciation, depletion and amortization charge included $0 related to the ceiling test limitations.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”)  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
As of September 30, 2009, the Company has a net operating loss carryforward of approximately $185,803 available to offset taxable income through 2029.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share” during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculated date.  Diluted loss per share has not been provided as it would be anti-dilutive.  As of September 30, 2009, the Company did not have any outstanding stock options or warrants.

Financial Instruments

The carrying value of cash, accounts receivable, other receivable, accounts payable and accrued liabilities, short-term notes payable and due to related party approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Revenue Recognition

Revenue from the sale of the oil and gas production is recognized when title passes from the operator of the oil and gas properties to purchasers.

Newly Issued Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles”.  ASC 105 establishes the Codification as the sole source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Reclassifications-

Certain amounts in the financial statements for 2008 have been reclassified to conform with 2009 presentation.

Note 3	Oil and Gas Properties

At September 30, 2009 and 2008 the producing and undeveloped oil and gas properties were as follows:

	2009	2008
Cost
Oklahoma Properties	$993,980	$ -
Less: Accumulated, depletion	26,442	-
	$967,538	$ -

The following are descriptions of the oil and gas activities in 2009 and 2008:

a)
Effective July 1, 2009, the Company purchased various producing properties located in Garvin County, Pottawatomie County, Nowata County and Seminole County, Oklahoma.  The Company utilized short-term financing to acquire these properties. The various net revenue acquired range from .2808% to a 67.97% net revenue interest.

				OIL & GAS RESERVES
	EQUIPTMENT	PRECISION INTEREST	%OF EQUIP. COST	PURCHASED $ VALUE DISCOUNTED 10%	TOTAL
PURCHASED
Jessica 23-A
80 Lufkin Pumping Unit	$5,000.00	18.029649600%	901.48
2800 ft 2/38 tubing	$4,200.00	18.029649600%	757.25
2800 ft 3/4 rods	$1,400.00	18.029649600%	252.42
2 100 BBL stock tanks	$2,000.00	18.029649600%	360.59
1 100 BBL water tank	$500.00	18.029649600%	90.15
Well head & misc fittings	$1,000.00	18.029649600%	180.30
2000 ft of 5 ½ casing	$5,700.00	18.029649600%	1,027.69
Total	$19,800.00		$3,569.88	$10,911.56	$14,481.44

Karysn
320 Lufkin pumping unit	$40,000.00	19.650000000%	7,860.00
4100 ft 2 7/8 tubing	$9,225.00	19.650000000%	1,812.71
4100 ft 7/8 rods	$2,050.00	19.650000000%	402.83
5x10 free water knock out	$3,500.00	19.650000000%	687.75
2 202 stock tanks	$7,500.00	19.650000000%	1,473.45
1 200 BBL fiberglass water tank	$2,000.00	19.650000000%	393.00
well head & misc fittings	$1,000.00	19.650000000%	196.50
3500 ft 5 ½ casing	$11,550.00	19.650000000%	2,269.58
Total	$76,825.00		$15,096.11	$102,940.00	$118,036.11

Heath
3500 ft 5 ½ casing	$11,550.00	7.800000000%	900.90
320 Lufkin pumping unit	$40,000.00	7.800000000%	3,120.00
4150 2 7/8 tubing	$9,337.50	7.800000000%	728.33
4150 7/8 rods	$2,075.00	7.800000000%	161.85
5 x 10 free water knock out	$3,500.00	7.800000000%	273.00
2 202 stock tanks	$7,500.00	7.800000000%	585.00
1 200 BBL fiberglass water tank	$2,000.00	7.800000000%	156.00
well head & misc fittings	$1,000.00	7.800000000%	78.00
Total	$76,692.50	7.800000000%	$6,003.08	$44,599.00	$50,602.08

Thompson#1
114 Lufkin pumping unit	$6,000.00	23.122201400%	1,387.33
5000 ft 2 7/8 tubing	$11,250.00	23.122201400%	2,601.25
5000 ft ¾ rods	$2,500.00	23.122201400%	578.06
2 202 stock tanks	$7,500.00	23.122201400%	1,734.17
1 4x20 heater treater	$3,500.00	23.122201400%	809.28
well head & misc fittings	$1,000.00	23.122201400%	231.22
1 200 BBL fiber glass	$2,000.00	23.122201400%	462.44
approx 300 ft recoverable 5 ½ casing	$9,900.00	23.122201400%	2,289.10
Total	$43,650.00		$10,092.84	$239,564.78	$249,657.62

Teresa
228 Lufkin pumping unit	$25,000.00	18.858540000%	4,714.64
6300 ft 2 7/8 tubing	$14,175.00	18.858540000%	2,673.20
6300 ft 2 7/8 rods	$3,150.00	18.858540000%	594.04
2 210 stock tanks	$7,500.00	18.858540000%	1,414.39
1 200 BBL fiber glass water tank	$2,000.00	18.858540000%	377.17
well head & misc fittings	$1,000.00	18.858540000%	188.59
3500 ft of 5 ½ casing	$11,550.00	18.858540000%	2,178.16
Total	$64,375.00		$12,140.19	$27,154.94	$39,295.13

Mason Burns
160 National pumping unit	$10,000.00	17.852780000%	1,785.28
2 210 stock tanks	$7,500.00	17.852780000%	1,338.96
1 200 fiberglass water tank	$2,000.00	17.852780000%	357.06
6100 ft 2 7/8 tubing	$13,725.00	17.852780000%	2,450.29
6100 ft ¾ rods	$3,050.00	17.852780000%	544.51
4000 ft 5 ½ casing	$13,200.00	17.852780000%	2,356.57
well head & misc fittings	$1,000.00	17.852780000%	178.53
4x20 heater treater	$2,500.00	17.852780000%	446.32
Total	$52,975.00		$9,457.51	$24,151.36	$33,608.87

White 12-1
160 American pumping unit	$8,500.00	67.968750000%	5,777.34
1 5x10 free water knock out	$3,000.00	67.968750000%	2,039.06
1 200 BBL fiberglass water tank	$2,000.00	67.968750000%	1,359.38
4600 ft 2 7/8 tubing	$10,350.00	67.968750000%	7,034.77
4600 ft 2 7/8 rods	$2,000.00	67.968750000%	1,359.38
well head & misc fittings	$1,000.00	67.968750000%	679.69
3000 ft of 4 ½ casing	$8,550.00	67.968750000%	5,811.33
Total	$35,400.00		$24,060.94	$213,180.66	$237,241.60

Crown #1 & #3
2 202 stock tanks	$7,500	8.789062500%	659.18
2 228 pumping unit	$60,000.00	8.789062500%	5,273.44
9000 ft 2 7/8 tubing	$20,250.00	8.789062500%	1,779.79
9000 ft 2 7/8 rods	$4,500.00	8.789062500%	395.51
well head & misc fittings	$2,000.00	8.789062500%	175.78
7000 ft of 2 ½ casing		8.789062500%	2,030.27
Total	$117,350.00		$10,313.96	$16,631.61	$26,945.57

Quinlan #1
228 Lufkin pumping unit	$25,000.00	22.394540000%	5,598.64
2 x 202 stock tank	$7,500.00	22.394540000%	1,676.59
1 x 200 fiberglass water tank	$3,500.00	22.394540000%	783.81
5 x 15 gun barrel	$1,000.00	22.394540000%	223.95
4600 ft of 2 7/8 tubing	$10,350.00	22.394540000%	2,317.83
4600 ft of ¾ rods	$2,300.00	22.394540000%	515.07
well head & misc fittings	$1,000.00	22.394540000%	223.95
3000 ft 5 ½ casing	$9,900.00	22.394540000%	2,217.06
Total	$60,550.000		$13,559.89	$96,716.00	$110,275.89

Quinlan #2
228 lufkin pumping unit	$25,000.00	0.280800000%	70.20
1 202 stock tank	$3,500.00	0.280800000%	9.83
10 x 15 gun barrel	$2,500.00	0.280800000%	7.02
4650 ft 2 7/8 tubing	$10,462.50	0.280800000%	29.38
4650 ft ¾ rods	$2,325.00	0.280800000%	6.53
well head & misc fittings	$1,000.000	0.280800000%	2.81
3,000 ft 5 ½ casing	$9,900.00	0.280800000%	27.80
Total	$54,687.50		$153.56	$556.50	$710.06

Quinlan #3
2 x 210 stock tanks	$6,500.00	8.775000000%	570.38
5 x 10 free water knock out	$3,000.00	8.775000000%	263.25
well head & misc fittings	$1,000.00	8.775000000%	87.75
3000 ft 5 ½ casing	$9,900.00	8.775000000%	868.73
Total	$20,400.00		$1,790.10	$58,819.09	$60,609.19

Jameson 5 wells 1 SWD
2 100 BBL stock tanks	$3,000.00	100.0000000000%	3,000.00
1 tri plex pump	$3,500.00	100.0000000000%	3,500.00
1 4 x 10 gun barrel	$2,000.00	100.0000000000%	2,000.00
5 #25 pumping units	$7,500.00	100.0000000000%	7,500.00
2000 ft 2 3/8 tubing	$4,400.00	100.0000000000%	4,400.00
2000 ft ¾ rods	$1,000.00	100.0000000000%	1,000.00
6 well heads & misc fittings	$2,500.00	100.0000000000%	2,500.00
Total	$23,900.00		$23,900.00		$23,900.00

Sharon #1
2 210 stock tanks	$7,500.00	6.340000000%	475.50
1 4x20 heater treater	$3,500.00	6.340000000%	221.90
1 2x8 gas separator	$2,500.00	6.340000000%	158.50
1 200 BBLS fiberglass water tank	$3,000.00	6.340000000%	190.20
4900 ft 2 7/8 tubing	$9,800.00	6.340000000%	621.32
4900 ft ¾ sucker rods	$4,900.00	6.340000000%	310.66
1 228 ft Lufkin pumping units	$17,500.00	6.340000000%	1,109.50
Total	$48,700.00		$3,087.58	$20,325.33	$23,412.91

Ward McNeil
2 210 stock tanks	$7,500.00	22.623040000%	1,696.73
1 4x20 heater treater	$3,500.00	22.623040000%	791.81
48000 ft 2 3/8 tubing	$7,200.00	22.623040000%	1,628.86
48000 ft sucker rods	$4,800.00	22.623040000%	1,085.91
Total	$23,000.00		5,203.30		$5,203.30

East & Westmoreland		3% Overriding

Total Equipment & Oil & Gas Properties
	$993,979.77		$718,575.00	$138,428.94	$855,550.83

b)
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

During the year the Company paid $46,000 towards the Participation Agreement with Nitro. The payments have been recorded in the financial statements as participation deposits.

Note 4                      Mineral Property

Pursuant to a mineral property staking and Net Smelter Returns Royalty agreement (the “Agreement”) dated April 19, 2007, the Company acquired a 50% undivided right, title and interest in a gold/silver/copper mineral claim unit of the Kammatika Claims (the “Claims”), located in the province of British Columbia, Canada for a cash payment of $4,464.  As of September 30, 2009, the Company’s claims have expired.  Consequently, the Company expensed the claims during the year ended September 30, 2009.

Note 5                      Notes Payable and Short-Term Financing

At September 30, 2009, the Company had a short term note payable to Sierra Growth, Inc., an investment company located in Charlestown, Nevis.  This note bears an interest rate of 10% per annum and is due upon demand.  If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days.  No interest has been accrued on this note as of September 30, 2009 and has a principal balance of $751,714.

At September 30, 2009, the Company had a short term note payable to Global Energy, LLC an oil and gas company located in Shawnee, Oklahoma.  This note bears an interest rate of 10% per annum and is payable upon demand.  If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days.  No interest has been accrued on this note as of September 30, 2009 and has a principal balance of $242,266.

The company has also obtained financing from a consultant with a balance of $20,518 (2008, $0) and also has received advances of $67,500 (2008, $0) from an unrelated third party.  The balances are due on demand and are not interest bearing.

Note 6                      Income Taxes

At September 30, 2009, the Company has accumulated net operating loss carry forwards totaling $185,803, which may be applied against future years income and expire commencing in 2022.

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2009	2008
Future income tax assets
Net tax operating loss carryforward	$185,803	$122,290
Less: Valuation allowance	(185,803)	(122,290)
	$ -	$ -

The Company recorded no income tax expense for the years ended September 30, 2009 and 2008, as a result of the net loss recognized in each of these years.  Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2009 Amount	2008 Amount
Income tax benefit computed at the
Statutory rate of 35%	$ 65,031	$ 42,802
Increase (reduction) in tax benefit
Resulting from:

Permanent items	-	-
Valuation allowance	(65,031)	(42,802)

Income tax benefit	$ -	$ -

Note 7             Related Party Transactions

During the year ended September 30, 2009 and 2008, the Company incurred management fees charged by a director of the Company totaling $18,000 and $0.

Note 8                      Common Stock

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

d.            In September 2008, the Company’s officers and directors resigned from their positions with the Company. In connection with such resignations, such officers and directors surrendered all of their shares of the Company’s common stock, totaling 39,600,012 post split shares, which were then cancelled and returned to treasury. No compensation was paid for the surrender of these shares.

Note 9                      Supplemental Oil and Gas Information (Unaudited)

Full Cost
	2009	2008
Capitalized costs Relating to Oil and Gas
Producing Activities at September 30, 2009
and 2008
Unproved oil and gas properties	$ -	$ -
Proved oil and gas properties	993,980	-
Support equipment and facilities	-	-
	993,980	-
Less accumulated depletion,	(26,442)	-
Net capitalized costs	$ 967,538	$ -
Costs Incurred in Oil and Gas Producing
Activities for the Year Ended September 30, 2009
and 2008
Property acquisition costs
Proved	$ 993,980	$ -
Unproved	$ -	$ -
Exploration costs	$ -	$ -
Development costs	$ -	$ -
Amortization rate per equivalent barrel of production	$ 25	$ -
Results of Operations for Oil and Gas Producing
Activities for the Year Ended September 30, 2009
and 2008
Oil and gas sales	$ 59,723	$ -
Production costs	36,610	-
Exploration costs	-	-
Depreciation, depletion, and amortization	26,442	-
	(3,329)	-
Income tax expense	-	-
Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)	$ (3,329)	-

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company’s reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	2009		2008
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves
Beginning of year	-	-	-	-
Revisions of previous estimates	-	-	-	-
Improved recovery
Purchases of minerals in place	29,770	58,290	-	-
Extensions and discoveries	-	-	-	-
Production	(838)	(1,277)	-	-
Sales of minerals in place	_________	_________	________	_________
End of year	28,932	57,013	-	-
Proved develop reserves
Beginning of year	-	-	-	-
End of year	28,932	57,013	-	-
Standardized Measure of Discounted Future
Net Cash Flows at September 30, 2009 & 2008
Future cash inflows		$1,959,859		-
Future production costs		715,002		-
Future development costs		-		-
Future income tax expenses		435,700		-

Future net cash flows		809,157		-
10% annual discount for estimated
Timing of cash flows		(257,113)		-
Standardized measures of discounted future
net cash flows relating to proved oil and
gas reserves		$ 534,044		$ -

The following reconciles the change in the
Standardized measure of discounted
Future net cash flow during 2009 and 2008.
Beginning of year		$ -		$ -
Sales of oil and gas produced, net of
production costs		(23,112)		-
Net changes in prices and
production costs		-		-
Extensions, discoveries, and improved
recovery, less related costs		-		-
Development costs incurred during the year
which were previously estimated		-		-
Net change in estimated future development
costs		-		-
Revisions of previous quantity estimates		-		-
Net change from purchases and sales of
minerals in place		1,267,969		-
Change of discount		(275,113)		-
Net change in income taxes		(435,700)		-
Other		-		-
End of year		$ 534,044		$ -

NOTE 10 – PRODUCTION STAGE

The company was an exploration stage company in the years prior to the year ended September 30, 2009.

NOTE 11 –SUBSEQUENT EVENTS

The Company has acquired additional interests in oil and gas leases that it presently owns after the fiscal year ended September 30, 2009.

The Company’s acquisition includes a two percent working interest in the Quinlan #1 lease, which brings their total ownership to 30.710938% working interest and an additional eleven percent in the Teresa #1 lease, which brings their total ownership to 37.074218% working interest.   These interests were acquired from former working interest owners who were delinquent in their joint interest billing and the Company acquired their interest for the amounts owed the operator of these leases.  These amounts were $1,999 for the Quinlan #1 and $6,522 for the Teresa #1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 15, 2009. Based on that evaluation, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

ITEM 9(A)T.  INTERNAL CONTROLS AND PROCEDURES

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

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

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

Name                                           Age                                Offices Held

Richard Porterfield                      63                                Director; President

James Kirby                                 49                                Chief Financial Officer

Sharon Farris                               49                                Secretary

Mr. Richard Porterfield – member of the Board of Directors; President

Mr. Porterfield was appointed as a member of the Corporation’s Board of Directors and as the Corporation’s President and Secretary on January 20, 2009. Mr. Porterfield has been working in the oil and gas industry for over 30 years. From November 2008 to May 2009, he worked as a Geologist for Nitro Petroleum Corp. From January 2004 to April 2006, he worked as a geologist for Hoco, Inc. and from November 2006 to March 2008, he worked as a geologist for Bentrock, Inc. Mr. Porterfield earned an AA degree in Business Management from Rose State College in Midwest City, Oklahoma.

Mr. James Kirby – Chief Financial Officer

Mr. Kirby was appointed as the Company’s Chief Financial Officer on June 3, 2009. From September 1997 to present he has been the Vice President of First National Bank of Shawnee. Mr. Kirby has also been a member of the Board of Directors of Nitro Petroleum Incorporated since December 2007. Nitro Petroleum is a public company registered with the SEC. He studied banking at Seminole College and business at Oklahoma State University.

The Company has not entered into any transaction with Mr. Kirby that would be regarded as related party transactions.

Ms. Sharon Farris - Secretary
From September 7, 2008, to January 20, 2009, Ms. Farris served as a member fo the Board of Directors and as the Corporation’s President, Treasurer and Secretary. On January 20, 2009, Ms. Farris resigned as a member of the Board and as President and Treasurer. Mr. Farris continues to serve as the Corporation’s Secretary. On Ms. Farris has been working in the oil and gas industry for the past several years.  She has worked for Buccaneer Energy Corporation and HoCo, Inc. for the past two and a half years, working with the Oklahoma Corporation Commission, Oklahoma Tax Commission, Petroleum Engineers, Geologist, Landowners, Attorneys, Crude Purchasers as well as various oil field workers.  Ms. Farris was born and raised in Norman, Oklahoma.  She studied overseas at the International School in Islamabad, Pakistan for two years and spent her last semester at Norman High School, where she graduated.  She then attended the University of Oklahoma, graduating with a Bachelors of Arts and Science.  She has over fifteen years of management experience and over five years as a Certified Manager Trainer.  She has a family background in the oil and gas industry.

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

Audit Committee

As we currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board currently does not have an independent audit committee.  Our Board does not have any (1) independent member, and thus, does not have the ability to create a proper independent audit committee.

Presently, our Board is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and are seeking potential independent directors.  We are seeking experienced business people and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.                       EXECUTIVE COMPENSATION.

Other than as described below, our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

During the fiscal year ended September 30, 2009, we paid our President and Treasurer, Mr. Porterfield, a total of $18,000 in compensation for his services as our sole executive officer.

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

Employment Agreements

We do not have written employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We are required under Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”) to provide certain information, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five (5) percent of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group.  Based on our review of statements filed with the Securities and Exchange Commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock and a review of our shareholders list, as of December 31, 2009, had only two (2) shareholders who held 5% or more of our common stock, which is our only class of capital stock.  As of December 31, 2009, there were 44,400,000 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of December 31, 2009 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class1
Common	Richard Porterfield 2205 Rushing Meadows Edmond, OK 73013	-0-	0%
Common	James Kirby P.O. Box 1025 McLoud, OK 74851	-0-	0%
Common	Sharon Farris Secretary 9250 75th Street Lexington, OK 73051	- 0-	0%
	All officers and directors as a group	-0-	0%

Beneficial Owners:
Common	Stonehurst Limited Suite 13, Oliaji Trade Centre Francis Rachel St, Victoria Mahe Seychelles	2,350,000	5.3%
Common	Terra Equity LLC Henville Building Charleston, Nevis	5,170,000	11.6%

 (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

Changes in Control

We have not entered into any arrangements which may result in a change in our control

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family that had or are to have a direct or indirect material interest.

Parents

None

Promoters and Control Persons

None.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees.

The aggregate fees billed by our auditors, for audit fees during the years ended September 30, 2009, and 2008, were $18,750 and $16,250, respectively.

We did not incur any fees billed by our auditors for audited related services.

Tax Fees.

We did not incur any fees billed by our auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2009.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended September 30, 2009.

The Board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence. Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

ITEM 15.                      EXHIBITS

Exhibit Index

3.1 (a)                      Articles of Incorporation*
3.1 (b)	Amendments to Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 17, 2008, October 27, 2008, November 17, 2008, and December 5, 2008.
3.2                      By-laws*
31.1                      Section 302 Certification – President
31.2                      Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the President.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Chief Financial Officer.
10.1	Invoice regarding sale of mineral titles in the Province of British Columbia, dated April 19, 2007*
10.2	Net Smelter Returns Royalty Agreement, dated April 26, 2007*
10.3	Form of Founder's Seed Capital Share Private Placement Subscription Agreement*
10.4	Form of Subscriber's Seed Capital Share Private Placement Subscription Agreement*

*Incorporated by reference to our Registration Statement on Form S-1 file number 333-149823, filed on March 20, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this day of January, 2010.

     PRECISION PETROLEUM CORPORATION

Date: January 13, 2010                               By: /s/ Richard Porterfield
                      Name: Richard Porterfield
                 Title: President, principal executive officer,

By: /s/ James Kirby
Name: James Kirby
Title: Chief Financial Officer, principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

PRECISION PETROLEUM CORPORATION

By: /s/ Richard Porterfield                                                                           Dated:  January 13, 2010
Name:        RICHARD PORTERFIELD
Title           Director