Form 10-K/A
period 2009-09-30
PRECISION PETROLEUM Corp
filed 2010-02-22
CIK 1430057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1
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

Our accumulated deficit during the Exploration Stage increased during the fiscal year ended September 30, 2009 to $153,653  from $122,290. Our accumulated deficit during the Production Stage increased $32,150 from $0.  During this time, our total stockholders’ deficit increased to $58,712 from $9,958. These increases were the result of incurring a net loss from our operations in the amount of $31,363 during the Exploration Stage and $32,150 during the Production Stage  for the fiscal year ended September 30, 2009.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 13, 2010

PRECISION PETROLEUM CORPORATION
A PRODUCTION STAGE COMPANY
BALANCE SHEETS
(AUDITED)

	September 30,
ASSETS	2009	2008

Current
Cash and cash equivalents	$ 12,944	$ -
Accounts receivable, net of allowance for	14,600	-
Other receivables	10,028	-
Participation deposits	46,000	-
Total current assets	83,572	-

Mineral claims	-	4,464
Oil and gas properties, net - using full cost accounting-
net of $26,442 of depletion	967,538	-

Total assets	$ 1,051,110	$ 4,464

LIABILITIES AND
STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$ -	$ 274
Accounts payable and accrued liabilities	48,342	14,148
Advances	67,500	-
Short-term notes payable	993,980	-

Total Current Liabilities	1,109,822	14,422
Total liabilities	1,109,822	14,422

Capital stock
Authorized:
200,000,000 common stock, $0.001 par value;
Issued and outstanding:
44,400,00 common shares (2008: 44,400,000)	44,400	44,400
Additional paid-in capital	82,691	67,635
Accumulated deficit during the exploration stage	(153,653)	(122,290)
Accumulated deficit	(32,150)	-
	(58,712)	(10,255)
Other comprehensive income (loss):
Foreign currency gain (loss)	-	297
Total stockholders' deficit	(58,712)	(9,958)

Total liabilities and stockholders' deficit	$ 1,051,110	$ 4,464
F-3 PRECISION PETROLEUM CORPORATION
A PRODUCTION STAGE COMPANY
STATEMENTS OF OPERATIONS
(AUDITED)

		September 30,
		2009	2008

Revenues
Oil and gas sales		$ 59,723	$ -

	Total Revenues	59,723	-
Expenses
Lease operating		32,313	-
Production taxes		4,298	-
Depreciation, depletion and amortization		26,442	-
Legal and accounting		26,043	74,539
Management fees		18,000	10,800
Rent expense		-	4,500
General and administrative		16,140	6,470

	Total Expenses	123,236	96,309

Net loss		(63,513)	(96,309)

Other Comprehensive Income (loss)
Foreign currency translation adjustment		-	173

Net Loss		$ (63,513)	$ (96,136)

Basic and diluted loss per share		$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding-basic and diluted		44,400,000	82,645,491

PRECISION PETROLEUM CORPORATION
A PRODUCTION STAGE COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended September 30, 2009 and 2008

						Accumulated
			Additional			Deficit	Other
	Common Shares		Paid-in	Stock	Accumulated	During Exploration	Comprehensive
	Number	Par Value	Capital	Payable	Deficit	Stage	Income	Total

Balance, as of September 30, 2007	12	$ -	$ 13,600	$ 83,135	$ -	$ (25,981)	$ 124	$ 70,878
Issued stock for cash October 2007	36,000,000	36,000	(33,000)	(3,000)				-
Issued stock for cash October 2007	48,000,000	48,000	32,135	(80,135)				-
Donated management services								-
and rent	-	-	15,300	-	-		-	15,300
Foreign currency gain (loss)	-	-	-	-	-		173	173
Retirement of shares	(39,600,012)	(39,600)	39,600
Net loss for the year	-	-	-	-	-	(96,309)	-	(96,309)
								-
Balance, as of September 30, 2008	44,400,000	44,400	67,635	-	-	(122,290)	297	(9,958)
Payable paid by previous directors and
officers	-	-	15,056	-	-		-	15,056
Foreign currency gain (loss)	-	-	-	-	-		(297)	(297)
Net loss for the year	-	-	-	-	(32,150)	(31,363)	-	(63,513)

Balance, as of September 30, 2009	44,400,000	$ 44,400	$ 82,691	$ -	$ (32,150)	$(153,653)	$ -	$(58,712)

PRECISION PETROLEUM CORPORATION
A PRODUCTION STAGE COMPANY
STATEMENTS OF CASH FLOWS
(AUDITED)

	September 30,
	2009	2008

Operating Activities
Net loss for the period	$ (63,513)	$ (96,309)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	26,442	-
Mineral claim fee	4,464	-
Donated management fees and rent	-	15,300
Change in non-cash working capital balances related to operations
Accounts receivable	(14,600)	-
Due from others	(10,028)	-
Accounts payable and accrued liabilities	34,194	13,114

Cash provided by (used in) operating activities	(23,041)	(67,895)

Investing Activities
Acquisition of oil and gas properties	(993,980)	-
Participation deposits	(46,000)	-

Cash used in investing activities	(1,039,980)	-

Financing Activities
Cash overdraft	(274)	274
Proceeds from short term note payable	993,980	-
Contribution of capital	15,056	-
Advances	67,500	-
		-

Cash provided by financing activities	1,076,262	274

Effect of foreign currency translation	(297)	173

Increase (decrease) in cash during the year	12,944	(67,448)

Cash, beginning of the year	-	67,448

Cash, end of the year	$ 12,944	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ -	$ -

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had not yet achieved profitable operations, has an aggregate accumulated deficit and deficit accumulated during the development stage of $32,150 and $153,653, respectively, has a working capital deficiency of $1,026,250 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Reclassifications-

Certain amounts in the financial statements for 2008 have been reclassified to conform with 2009 presentation.

Note 3	Oil and Gas Properties

At September 30, 2009 and 2008 the producing and undeveloped oil and gas properties were as follows:

2009	2008
Cost
Oklahoma Properties	$993,980	$ −

Less: Accumulated,depletion	26,442	−

$967,538	$ −

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

      OIL & GAS RESERVES

 PRECISION

EQUIPMENT               INTEREST                                                              % OF EQUIP. COST                                    PURCHASED TOTAL

$ VALUE

DISCOUNTED 10%            PURCHASED

Jessica 23-A

80 Lufkin Pumping unit                                         $5,000.00                   18.029649600%                           901.48

2800 ft 2 /38 tubing                                         $4,200.00                   18.029649600%                           757.25

2800 Ft 3/4 rods                                         $1,400.00                   18.029649600%                           252.42

2 100 BBL stock tanks                                         $2,000.00                   18.029649600%                           360.59

1 1000 BBL water tank                                           $500.00                 18.029649600%                           90.15

well head & misc fittings                                         $1,000.00                   18.029649600%                           180.30

2000 ft of 5 1/2 casing                                         $5,700.00                   18.029649600%                           1,027.69

Total                                        $19,800.00                                           $3,569.88                      $10,911.56                                  $14,481.44

Karysn

320 Lufkin pumping unit                                                           $40,000.00                         19.650000000%                                   7,860.00

4100 ft 2 7/8 tubing                                         $9,225.00                   19.650000000%                           1,812.71

4100 ft 7/8 rods                                         $2,050.00                   19.650000000%                           402.83

5 x 10 free water knock out                                                           $3,500.00                          19.650000000%                                 687.75

2 202 stock tanks                                         $7,500.00                   19.650000000%                           1,473.75

1 200 BBL fiberglass water tank                                                           $2,000.00                          19.650000000%                                 393.00

well head & misc fittings                                         $1,000.00                   19.650000000%                           196.50

3500 ft 5 1/2 casing                                        $11,550.00                   19.650000000%                           2,269.58

Total                                        $76,825.00                                          $15,096.11                      $102,940.00                                  $118,036.11

Heath

3500 ft 5 1/2 casing                                        $11,550.00                    7.800000000%                         900.90

320 Lufkin pumping unit                                                            $40,000.00                        7.800000000%                                   3,120.00

4150 2 7/8 tubing                                         $9,337.50                   7.800000000%                         728.33

4150 7/8 rods                                         $2,075.00                   7.800000000%                         161.85

5 x 10 free water knock out                                                            $3,500.00                         7.800000000%                                 273.00

2 202 stock tanks                                         $7,500.00                   7.800000000%                         585.00

1 200 BBL fiberglass water tank                                                            $2,000.00                         7.800000000%                                 156.00

well head & misc fittings                                         $1,000.00                   7.800000000%                          78.00

Total                                        $76,962.50                                           $6,003.08                    $44,599.00                         $50,602.08

Thompson #1

114 Lufkin pumping unit                                         $6,000.00                   23.122201400%                           1,387.33

5000 ft 2 7/8 tubing                                        $11,250.00                   23.122201400%                           2,601.25

5000 ft 3/4 rods                                         $2,500.00                   23.122201400%                           578.06

2 202 stock tanks                                         $7,500.00                   23.122201400%                           1,734.17

1 4x20 heater treater                                         $3,500.00                   23.122201400%                           809.28

well head & misc fittings                                         $1,000.00                   23.122201400%                           231.22

1 200 BBL fiberglass                                         $2,000.00                   23.122201400%                           462.44

approx. 3000 ft recoverable 5 1/2 casing                                                                                   $9,900.00                        23.122201400%                                2,289.10

Total                                        $43,650.00                                          $10,092.84                      $239,564.78                        $249,657.62

Teresa

228 Lufkin pumping unit                                                           $25,000.00                         18.858540000%                                   4,714.64

6300 ft 2 7/8 tubing                                        $14,175.00                   18.858540000%                           2,673.20

6300 ft 7/8 rods                                         $3,150.00                   18.858540000%                           594.04

2 210 stock tanks                                         $7,500.00                   18.858540000%                           1,414.39

1 200 BBL fiberglass water tank                                                           $2,000.00                          18.858540000%                                 377.17

well head & misc fittings                                         $1,000.00                   18.858540000%                           188.59

3500 ft of 5 1/2 casing                                        $11,550.00                   18.858540000%                           2,178.16

Total                                        $64,375.00                                          $12,140.19                       $27,154.94                       $39,295.13

Mason Burns

160 National pumping unit                                                           $10,000.00                         17.852780000%                                   1,785.28

2 210 stock tanks                                         $7,500.00                   17.852780000%                           1,338.96

1 200 fiberglass water tank                                                           $2,000.00                          17.852780000%                                 357.06

6100 ft 2 7/8 tubing                                        $13,725.00                   17.852780000%                           2,450.29

6100 ft 3/4 rods                                         $3,050.00                   17.852780000%                           544.51

4000 ft 5 1/2 casing                                        $13,200.00                   17.852780000%                           2,356.57

well head & misc fittings                                         $1,000.00                   17.852780000%                           178.53

4 x 20 heater treater                                         $2,500.00                   17.852780000%                           446.32

Total                                        $52,975.00                                           $9,457.51                      $24,151.36                       $33,608.87

White 12-1

160 American pumping unit                                                           $8,500.00                         67.968750000%                                   5,777.34

1 5 x 10 free water knock out                                                           $3,000.00                         67.968750000%                                   2,039.06

1 200 BBL fiberglass water tank                                                           $2,000.00                         67.968750000%                                   1,359.38

4600 ft 2 7/8 tubing                                        $10,350.00                   67.968750000%                           7,034.77

4600 ft 2 7/8 rods                                         $2,000.00                   67.968750000%                           1,359.38

well head & misc fittings                                         $1,000.00                   67.968750000%                           679.69

3000 ft of 4 1/2 casing                                         $8,550.00                   67.968750000%                           5,811.33

Total                                        $35,400.00                                          $24,060.94                      $213,180.66                        $237,241.60

Crown #1 & #3

2 202 stock tanks                                         $7,500.00                   8.789062500%                         659.18

2 228 pumping unit                                        $60,000.00                    8.789062500%                          5,273.44

9000 ft 2 7/8 tubing                                        $20,250.00                    8.789062500%                          1,779.79

9000 ft 2 7/8 rods                                         $4,500.00                   8.789062500%                         395.51

well head & misc fittings                                         $2,000.00                   8.789062500%                         175.78
7000 ft of 5 1/2 casing                                                            8.789062500%                          2,030.27

Total                                        $117,350.00                                          $10,313.96                       $16,631.61                       $26,945.57

Quinlan #1

228 Lufkin pumping unit                                                           $25,000.00                         22.394540000%                                   5,598.64

2 x 202 stock tank                                         $7,500.00                   22.394540000%                           1,679.59

1 x 200 fiberglass water tank                                                           $3,500.00                          22.394540000%                                 783.81

5 x 15 gun barrel                                         $1,000.00                   22.394540000%                           223.95

4600 ft of 2 7/8 tubing                                        $10,350.00                   22.394540000%                           2,317.83

4600 ft of 3/4 rods                                         $2,300.00                   22.394540000%                           515.07

well head & misc fittings                                         $1,000.00                   22.394540000%                           223.95

3000 ft 5 1/2 casing                                         $9,900.00                   22.394540000%                           2,217.06

Total                                        $60,550.00                                          $13,559.89                       $96,716.00                       $110,275.89

Quinlan #2

228 lufkin pumping unit                                        $25,000.00                    0.280800000%                          70.20

1 202 stock tank                                         $3,500.00                   0.280800000%                           9.83

10 x 15 gun barrel                                         $2,500.00                   0.280800000%                           7.02

4650 ft 2 7/8 tubing                                        $10,462.50                    0.280800000%                          29.38

4650 ft 3/4 rods                                         $2,325.00                   0.280800000%                           6.53

well head & misc fittings                                         $1,000.00                   0.280800000%                           2.81

3,000 ft 5 1/2 casing                                         $9,900.00                   0.280800000%                          27.80

Total                                        $54,687.50                                            $153.56                       $556.50                    $710.06

Quinlan #3

2 x 210 stock tanks                                         $6,500.00                   8.775000000%                         570.38

5 x 10 free water knock out                                                            $3,000.00                         8.775000000%                                 263.25

well head & misc fittings                                         $1,000.00                   8.775000000%                          87.75

3000 ft 5 1/2 casing                                         $9,900.00                   8.775000000%                         868.73

Total                                        $20,400.00                                           $1,790.10                      $58,819.09                     $60,609.19

Jameson 5 wells 1 SWD

2 100 BBL stock tanks                                         $3,000.00                  100.000000000%                                       3,000.00

1 tri plex pump                                         $3,500.00                  100.000000000%                                       3,500.00

1 4 x 10 gun barrel                                         $2,000.00                  100.000000000%                                       2,000.00

5 #25 pumping units                                         $7,500.00                  100.000000000%                                       7,500.00

2000 ft 2 3/8 tubing                                         $4,400.00                  100.000000000%                                       4,400.00

2000 ft 3/4 rods                                         $1,000.00                  100.000000000%                                       1,000.00

6 well heads & misc fittings                                                          $2,500.00                          100.000000000%                                   2,500.00

Total                                        $23,900.00                                          $23,900.00                                             $23,900.00

SHARON #1

2 210 stock tanks                                         $7,500.00                   6.340000000%                         475.50

1 4 x 20 heater treater                                         $3,500.00                   6.340000000%                         221.90

1 2 x 8 gas seperator                                         $2,500.00                   6.340000000%                         158.50

1 200 BBLS fiber glass water tank                                                            $3,000.00                         6.340000000%                                 190.20

4900 ft 27/8 tubing                                         $9,800.00                   6.340000000%                         621.32

4900 ft 3/4 sucker rods                                         $4,900.00                   6.340000000%                         310.66

1 228 lufkin pumpimg unit                                                            $17,500.00                        6.340000000%                                   1,109.50

  $48,700.00                                             3,087.58                     $20,325.33                       $23,412.91

WARD MCNEIL

2 210 stock tanks                                         $7,500.00                   22.623040000%                           1,696.73

1 4 x 20 heater treater                                         $3,500.00                   22.623040000%                           791.81

4800 ft 23/8 tubing                                         $7,200.00                   22.623040000%                           1,628.86

4800 ft sucker rods                                         $4,800.00                   22.623040000%                           1,085.91

$23,000.00                                           5,203.30                                           $5,203.30

EAST & WEST MORELAND                                                          3% OVERRIDING

TOTAL EQUIPMENT & OIL & GAS PROPERTIES                                                                                                      $718,575.00                     $138,428.94$855,550.83$993,979.77

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

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

2009                      2008

Future income tax assets
    Net tax operating loss carryforward                                                                  $     185,803                                    $  122,290
    Less:  Valuation allowance                                                                              (185,803)       (122,290)

   $               −        $           −

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

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

  2009                       2008
   Amount           Amount
Income tax benefit computed at the
  statutory rate of 35%                                                                           $   65,031                      $    42,802
Increase (reduction) in tax benefit
  Resulting from:

Permanent items                                                                        −                                    −
Valuation allowance                                                           (65,031)                      (42,802)

Income tax benefit                                                                $           −                      $            −

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
Capitalized Costs Relating to Oil and Gas
Producing Activities at September 30, 2009
  and 2008
Unproved oil and gas properties                                                                                   $                    −           $                 −
Proved oil and gas properties                                                                                           993,980                                      −
Support equipment and facilities                                                                                   −           −
993,980                                      −
Less accumulated depletion,                                                                                       (26,442)                         −
Net capitalized costs                                                                   $         967,538                     $                 −

Costs Incurred in Oil and Gas Producing
Activities for the Year Ended September 30, 2009
  and 2008
Property acquisition costs
Proved                                                                                   $                         993,980                 $−
Unproved                                                                             $                    −           $                 −
Exploration costs                                                                                   $                    −           $                 −
Development costs                                                                                   $                    −           $                 −
Amortization rate per equivalent barrel of production                                                                                        $                         25      $                      −

Results of Operations for Oil and Gas Producing
Activities for the Year Ended September 30, 2009
  and 2008
Oil and gas sales                                                                                   $           59,723                   $                 −
Production costs                                                                                             36,610                                    −
Exploration costs                                                                                                      −                           −
Depreciation, depletion, and amortization                                                                                   26,442                   −
(3,329)                                             −
Income tax expense                                                                                   −           −
Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)                                                                                   $(3,329)                              $                 −

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
  Oil                         Gas                       Oil                         Gas
 (Bbls)              (Mcf)             (Bbls)              (Mcf)
Proved developed and undeveloped reserves
Beginning of year                                                                      −                      −                      −                      −
Revisions of previous estimates                                                                      −                      −                      −                      −
Improved recovery
Purchases of minerals in place                                                             29,770                      58,290                              −                      −
Extensions and discoveries                                                                      −                      −                      −                      −
Production                                                                (838)                   (1,277)                               −                      −
Sales of minerals in place
End of year                                                           28,932                 57,013                 −        −
Proved developed reserves
Beginning of year                                                                      −                      −                      −                      −
End of year                                                             28,932                      57,013                              −                      −
Standardized Measure of Discounted Future
Net Cash Flows at September 30, 2009 and 2008
Future cash inflows                                                                           $1,959,859                                                         −
   Future production costs                                                                                 715,002                                                      −
Future development costs                                                                                         −                                           −
Future income tax expenses                                                                            435,700                                        −

Future net cash flows                                                                                 809,157                                                      −
10% annual discount for estimated
timing of cash flows                                                                        (257,113)                                           −
Standardized measures of discounted future
net cash flows relating to proved oil and
gas reserves                                                                             $    534,044                                 $        −
The following reconciles the change in the
standardized measure of discounted
Future net cash flow during 2009 and 2008.
Beginning of year                                                                                   $              −                             $              −
Sales of oil and gas produced, net of
production costs                                                                                (23,112)                                                      −
Net changes in prices and
production costs                                                                                           −                                            −
Extensions, discoveries, and improved
recovery, less related costs                                                                                           −                                           −
Development costs incurred during the year
which were previously estimated                                                                                           −                                           −
Net change in estimated future development
costs                                                                                           −                                           −
Revisions of previous quantity estimates                                                                                                                −−
Net change from purchases and sales of
minerals in place                                                                              1,267,969                                                         −
Change of discount                                                                                      (275,113)                                                         −
Net change in income taxes                                                                                      (435,700)                                                         −
Other                                                                                   −                             −
End of year                                                                                        $  534,044                                                    $ −

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of February, 2010.

     PRECISION PETROLEUM CORPORATION

Date: February 19, 2010                          By: /s/ Richard Porterfield
Name: Richard Porterfield
Title: President, principal executive officer,

                    By: /s/ James Kirby
Name: James Kirby
Title: Chief Financial Officer, principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

PRECISION PETROLEUM CORPORATION

By: /s/ Richard Porterfield                                                                          Dated:  February  19, 2010
Name: RICHARD PORTERFIELD
Title    Director