Form 10-Q
period 2009-12-31
PRECISION PETROLEUM Corp
filed 2010-02-22
CIK 1430057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of January 31, 2010: 44,400,000

Precision Petroleum Corporation

INDEX TO THE FORM 10-Q

For the quarterly period ended December 31, 2009

PRECISION PETROLEUM CORPORATION
(A Production Stage Company)
BALANCE SHEETS

		December 31,	September 30,
		2009	2009
		(Unaudited)	(Audited)
	ASSETS

Current
Cash and cash equivalents		$ 563	$ 12,944
Accounts receivable, net		18,170	14,600
Other receivables		11,561	10,028
Participation deposits		57,500	46,000
	Total current assets	87,794	83,572

Oil and gas properties, - using full cost accounting		1,022,614	993,980
Less accumulated depletion		(51,127)	(26,442)

Oil and gas properites-Net		971,487	967,538

	Total assets	$ 1,059,281	$ 1,051,110

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$ 81,760	$ 48,342
Advances		77,500	67,500
Short-term notes payable		993,980	993,980

Total current liabilities		1,153,240	1,109,822

	Total liabilities	1,153,240	1,109,822

	STOCKHOLDERS' DEFICIT

Capital stock
Authorized:
200,000,000 common stock, $0.001 par value;
Issued and outstanding:
44,400,000 common shares (2008: 44,400,000)		44,400	44,400
Additional paid-in capital		82,691	82,691
Accumulated deficit during the exploration stage		(153,653)	(153,653)
Accumulated deficit		(67,397)	(32,150)

	Total stockholders' deficit	(93,959)	(58,712)

	Total liabilities and stockholders' deficit	$ 1,059,281	$ 1,051,110
F-1 PRECISION PETROLEUM CORPORATION
(A Production Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008

Revenues
Oil and gas sales	$ 63,011	$ -

Total Revenues	63,011	-
Expenses
Mineral claims expense	-	4,464
Lease operating	5,474	-
Production taxes	4,536	-
Depreciation, depletion and amortization	24,685	-
Interest expense	24,850	-
Legal and accounting	12,695	9,479
Management fees	3,000	-
Rent expense	875	-
General and administrative	22,143	-

Total Expenses	98,258	13,943

Net loss	(35,247)	(13,943)

Other Comprehensive Income (loss)
Foreign currency translation adjustment	-	1,787

Other comprehensive loss	$ (35,247)	$ (12,156)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding-basic and diluted	44,400,000	44,400,000

PRECISION PETROLEUM CORPORATION
(A Production Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)
						Accumulated
			Additional			Deficit	Other
	Common Shares		Paid-in	Stock	Accumulated	During Exploration	Comprehensive
	Number	Par Value	Capital	Payable	Deficit	Stage	Income	Total

Balance, as of September 30, 2008	44,400,000	44,400	67,635	-	-	(122,290)	297	(9,958)
Payable paid by previous directors and
officers	-	-	15,056	-	-	-	-	15,056
Foreign currency gain (loss)	-	-	-	-	-	-	(297)	(297)
Net loss for the year	-	-	-	-	(32,150)	(31,363)	-	(63,513)

Balance, as of September 30, 2009	44,400,000	$ 44,400	$ 82,691	$ -	$ (32,150)	$ (153,653)	$ -	$ (58,712)

Net loss for the three months					(35,247)	-		(35,247)

Balance as of December 31, 2009	44,400,000	$ 44,400	$ 82,691	$ -	$ (67,397)	$ (153,653)	$ -	$ (93,959)
				F-3

PRECISION PETROLEUM CORPORATION (A Production Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 31

	2009	2008
Operating Activities
Net loss	$ (35,247)	$ (13,943)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	24,685	-
Mineral claim fee	-	4,464
Change in non-cash working capital balances related to operations
Accounts receivable	(3,570)	-
Due from others	(1,533)	-
Accounts payable and accrued liabilities	33,418	2,693

Cash used in operating activities	17,753	(6,786)

Investing Activities
Acquisition of oil and gas properties	(28,634)	-
Participation deposits	(11,500)	-

Cash used in investing activities	(40,134)	-

Financing Activities
Advances	10,000	5,276

Cash provided by financing activities	10,000	5,276

Effect of foreign currency translation	-	1,784

Increase (decrease) in cash during the year	(12,381)	274

Cash, beginning of the year	12,944	(274)

Cash, end of the year	$ 563	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ -	$ -

Note 1	Interim Reporting

The accompanying financial statements of Precision Petroleum Corporation have not been audited by independent public accountants.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at December 31, 2009 and our income, stockholder’s deficit and cash flows for the three months ended December 31, 2009 and 2008. All such adjustments are of a normal recurring nature.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements.  Accordingly, these financial statements should be read with the financial statements included in our 2009 Annual Report on Form 10-K.

Note 2	Nature and Continuance of Operations

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2009, the Company had not yet achieved profitable operations, has an aggregate accumulated deficit and deficit accumulated during development stage of $67,397 and $153,653, respectively, has a working capital deficiency of $1,065,446, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 3	Summary of Significant Accounting Policies

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Property and equipment

Equipment is recorded at cost.  Depreciation is provided using the straight line method.  As of December 31, 2009 the Company did not have any property or equipment.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.  At December 31, 2009, the Company’s estimate of asset retirement obligation was not material.

Impairment of Long-Lived Assets

The Company has adopted FASB Codification Topic 360-10 (“ASC 360-10”), “Property, Plant, and Equipment”, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.  At December 31, 2009, the depreciation, depletion and amortization charge included $0 related to the ceiling test limitations.

 Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share” during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculated date.  Diluted loss per share has not been provided as it would be anti-dilutive.  As of December 31, 2009, the Company did not have any outstanding stock options or warrants.

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

Newly Issued Accounting Pronouncements

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 4	Oil and Gas Properties

a)
Effective July 1, 2009, the Company purchased various producing properties located in Garvin County, Pottawatomie County, Nowata County and Seminole County, Oklahoma.  The Company utilized short-term financing to acquire these properties. The various net revenue acquired range from .2808% to a 67.97% net revenue interest.  In October of 2009, the Company acquired additional working interest in two of the leases.  In November of 2009, the Company acquired a 70.10153% working interest in the Thompson #2 well, located in Garvin County, Oklahoma.  The Company paid $10,000 down on this well and signed an agreement to pay the balance within 30 days of the agreement. An additional $18,634 of liabilites were assumed by the Company as part of the total $28,634 purchase price.

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

The Company has paid $57,500 towards the Participation Agreement with Nitro. The payments have been recorded in the financial statements as participation deposits.

Note 5                      Notes Payable and Short-Term Financing

At December 31, 2009, the Company had a short term note payable to Sierra Growth, Inc., an investment company located in Charlestown, Nevis.  This note bears an interest rate of 10% per annum and is due upon demand.  If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days.  Interest has been accrued in the amount of $18,793 as of December 31, 2009 and has a principal balance of $751,714.

At December 31, 2009, the Company had a short term note payable to Global Energy, LLC an oil and gas company located in Shawnee, Oklahoma.  This note bears an interest rate of 10% per annum and is payable upon demand.  If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days.  Interest has been accrued in the amount of $6,057 as of December 31, 2009 and has a principal balance of $242,266.

The company has also obtained financing from a consultant with a balance of $27,147 (2008, $5,276) and also has received advances of $77,500 (2008, $0) from unrelated third parties.  The balances are due on demand and are not interest bearing.

Note 6             Related Party Transactions

During the three months ended December 31, 2009 and 2008, the Company incurred management fees charged by a director of the Company totaling $3,000 and $0.

Note 7                      Common Stock

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

Note 8                      Subsequent Events

The Company has evaluated subsequent events through February 16, 2010, the date which the financials statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 2.       Management's Discussion and Analysis

As used in this Interim Report: (i) the terms "we", "us", "our" and the "Company" mean Precision Petroleum Corporation (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following is a discussion of our plan of operations, results of operations and financial condition as of and for the three months ended December 31, 2009.

Liquidity and Capital Resources

The Company had a cash balance of $563 as of December 31, 2009, compared to cash balance of $12,944 as of September 30, 2009.  The Company had a working capital deficiency of $1,065,446 as of December 31, 2009, compared to working capital deficiency of $1,026,250 as of September 30, 2009.

The Company will continue to utilize the free labor of its directors and stockholder until such time as funding is sourced from the capital markets.  It is anticipated that funding for the next twelve months will be required to maintain the Company.

Results of Operations

For the three months ended December 31, 2009, the Company had revenue of $63,011 from production of oil and gas, as compared to $0 for the three months ended December 31, 2008.

Cost of continued operations for the three months ended December 31, 2009 was $98,258, resulting in a net loss for the period of $35,247.

Cost of continued operations for the three months ended December 31, 2008 was $13,943, resulting in a net loss for the period of $13,943.

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

Plan of Operation for the Next Twelve (12) Months

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q quarterly report and our Form 10-K annual report filed February 16, 2010.
Our plan of operations for the current fiscal year is to maintain the current properties we have and recomplete some of the properties that we feel will generate more revenue.

During the twelve-month period following the date of our annual report, we anticipate that we will continue generate revenue from our oil leases. However, we anticipate that such revenue will not be sufficient to cover all of our expenses. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We anticipate that additional funding could be in the form of either debt or equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining financing to fund our operations, there is no assurance that we will obtain the funding necessary to pursue any further exploration of our properties. If we do not obtain additional financing, we may be forced to dispose of operating oil and gas leases located in Oklahoma.

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

*Incorporated by reference to our Form S-1 Registration Statement filed on April 24, 2008, SEC File Number 333-149823.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of February, 2010.

PRECISION PETROLEUM CORPORATION

Date: February 16, 2010                       By: /s/ Richard Porterfield
Name: Richard Porterfield
Title: President (principal executive officer)

By:  /s/ James Kirby
Name: James Kirby
Title: Treasurer (principal financial officer and principal accounting officer)