Form 10-Q
period 2010-03-31
PRECISION PETROLEUM Corp
filed 2010-05-20
CIK 1430057

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                    Accelerated filer  [ ]

Non-accelerated filer  [ ]                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's class of common stock as of May 18, 2010: 44,400,000

                       Precision Petroleum Corporation

                           INDEX TO THE FORM 10-Q

                For the quarterly period ended March 31, 2010


                                                                 PAGE
                                                                 ----
PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
           Balance Sheets                                        F-1
           Statements of Operations and Comprehensive Income     F-2
           Statement of Stockholders' Deficit                    F-3
           Statements of Cash Flows                              F-4
           Notes to the Financial Statements                     F-5 to F-13
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                   3
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK                                                  5
ITEM 4.    CONTROLS AND PROCEDURES                               5
ITEM 4T.                                                         5

PART II    OTHER INFORMATION                                     5
ITEM 1.    LEGAL PROCEEDINGS                                     5
ITEM 1A.   RISK FACTORS                                          5
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND
           USE OF PROCEEDS                                       5
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                       6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   6
ITEM 5.    OTHER INFORMATION                                     6
ITEM 6.    EXHIBITS                                              6
           SIGNATURES                                            7

                       PRECISION PETROLEUM CORPORATION
                                BALANCE SHEETS


                                                   March 31,    September 30,
                                                     2010           2009
                                                  ------------  ------------
                                                  (Unaudited)     (Audited)
                                    ASSETS
Current
  Cash and cash equivalents                       $     6,282   $    12,944
  Accounts receivable, net                             70,135        14,600
  Other receivables                                         -        10,028
  Participation deposits                               57,500        46,000
                                                  ------------  ------------
          Total Current Assets                        133,917        83,572

Oil and gas properties, -using full
 cost accounting                                      948,112       993,980
   Less accumulated depletion                         (65,540)      (26,442)
                                                  ------------  ------------
    Oil and gas properties-Net                        882,572       967,538
                                                  ------------  ------------
          Total Assets                            $ 1,016,489   $ 1,051,110
                                                  ============  ============

                                  LIABILITIES
Current Liabilities
  Accounts payable and accrued liabilities        $   116,985   $    48,342
  Advances                                             92,416        67,500
  Short-term notes payable                            993,980       993,980
                                                  ------------  ------------
  Total Current Liabilities                         1,203,381     1,109,822
                                                  ------------  ------------
          Total Liabilities                         1,203,381     1,109,822
                                                  ------------  ------------

                             STOCKHOLDERS' DEFICIT
Capital stock
  Authorized:
    200,000,000 common stock, $0.001 par value;
  Issued and outstanding:
    44,400,000 common shares (2009: 44,400,000)        44,400        44,400
Additional paid-in capital                             82,691        82,691
Accumulated deficit during the exploration stage     (153,653)     (153,653)
Accumulated deficit                                  (160,330)      (32,150)
                                                  ------------  ------------
          Total Stockholders' Deficit                (186,892)      (58,712)
                                                  ------------  ------------
          Total Liabilities And
          Stockholders' Deficit                   $ 1,016,489   $ 1,051,110
                                                  ============  ============

                       PRECISION PETROLEUM CORPORATION
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                          Three Months Ended           Six Months Ended
                               March 31,                  March 31,
                      --------------------------  --------------------------
                          2010          2009          2010          2009
                      ------------  ------------  ------------  ------------
Revenues
 Oil and gas sales    $    37,945   $         -   $   100,957   $         -
                      ------------  ------------  ------------  ------------
   Total Revenues          37,945             -       100,957             -
                      ------------  ------------  ------------  ------------

Expenses
General and
  administrative           19,902             -        42,045             -
 Mineral claims expense         -             -             -         4,464
 Lease operating           17,570             -        23,044             -
 Production taxes           2,732             -         7,268             -
 Bad debt expense          13,851             -        13,851             -
 Depreciation,
  depletion and
  amortization             14,413             -        39,098             -
 Interest expense          32,411             -        57,261             -
 Legal and accounting      15,704         4,268        28,399        13,747
 Loss on sale of oil
  and gas properties        9,502             -         9,502             -
 Management fees            3,000             -         6,000             -
 Rent expense               1,794             -         2,669             -
                      ------------  ------------  ------------  ------------
   Total Expenses         130,879         4,268       229,137        18,211
                      ------------  ------------  ------------  ------------

Net loss                  (92,934)       (4,268)     (128,180)      (18,211)

Other Comprehensive loss
  Foreign currency
   translation
   adjustment                   -        (3,017)            -        (1,233)
                      ------------  ------------  ------------  ------------

Other Comprehensive
 Loss                 $   (92,934)  $    (7,285)  $  (128,180)  $   (19,444)
                      ============  ============  ============  ============

Basic loss per share  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                      ============  ============  ============  ============

Weighted average number
 of shares outstanding-
 basic                 44,400,000    44,400,000    44,400,000    44,400,000
                      ============  ============  ============  ============

                       PRECISION PETROLEUM CORPORATION
                     STATEMENTS OF STOCKHOLDERS' DEFICIT
                   For the six months ended March 31, 2010
                                 (Unaudited)



                                                Accumulated
             Common Shares    Addi-               Deficit   Other
           ------------------ tional   Accum-     During    Compre-
                        Par   Paid-in  ulated   Exploration hensive
             Number    Value  Capital  Deficit     Stage    Income   Total
           ---------- ------- ------- ---------- ---------- ------ ----------
Balance,
as of
Sept. 30,
2008       44,400,000  44,400  67,635         -   (122,290)   297     (9,958)

Payable paid
by previous
directors and
officers            -       -  15,056         -          -      -     15,056

Foreign
currency
gain (loss)         -       -       -         -          -   (297)      (297)

Net loss for
the year            -       -       -   (32,150)   (31,363)     -    (63,513)
           ---------- ------- ------- ---------- ---------- ------ ----------

Balance,
as of
Sept. 30,
2009       44,400,000 $44,400 $82,691 $ (32,150) $(153,653) $   -  $ (58,712)

Net loss                               (128,180)                    (128,180)
           ---------- ------- ------- ---------- ---------- ------ ----------

Balance
as of
March 31,
2010       44,400,000 $44,400 $82,691 $(160,330) $(153,653) $   -  $(186,892)
           ========== ======= ======= ========== ========== ====== ==========

                       PRECISION PETROLEUM CORPORATION
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Six months ended
                                                            March 31,
                                                      ----------------------
                                                         2010        2009
                                                      ----------  ----------
Operating Activities
  Net loss for the period                             $(128,180)  $ (18,211)
  Adjustments for items not effecting cash:
    Depletion, depreciation and amortization             39,098           -
    Mineral claim fee                                         -       4,464
    Loss on sale of assets                                9,502           -
  Change in non-cash working capital balances
  related to operations
    Accounts receivable                                 (55,535)          -
    Due from others                                      10,028           -
    Accounts payable and accrued liabilities             68,643      (9,853)
                                                      ----------  ----------
Cash used in operating activities                       (56,444)    (23,600)
                                                      ----------  ----------

Investing Activities
  Acquisition of oil and gas properties                 (28,634)          -
  Sale proceeds from oil and gas properties              65,000           -
  Participation deposits                                (11,500)          -
                                                      ----------  ----------
Cash provided by investing activities                    24,866           -
                                                      ----------  ----------

Financing Activities
  Contribution of capital                                     -      15,056
  Advances                                               24,916      10,051
                                                      ----------  ----------
Cash provided by financing activities                    24,916      25,107
                                                      ----------  ----------

Effect of foreign currency translation                        -      (1,233)

Increase (decrease) in cash during the year              (6,662)        274

Cash, beginning balance                                  12,944        (274)
                                                      ----------  ----------

Cash, ending balance                                  $   6,282   $       -
                                                      ==========  ==========

Supplemental disclosure of cash flow information
  Cash paid during the year for income taxes          $       -   $       -
                                                      ==========  ==========
  Cash paid during the year for interest              $       -   $       -
                                                      ==========  ==========

                      PRECISION PETROLEUM CORPORATION
                       (A Production Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              MARCH 31, 2010
                               (Unaudited)


Note 1  Interim Reporting

The accompanying financial statements of Precision Petroleum Corporation have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2010 and our income, stockholder's deficit and cash flows for the six months ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the financial statements included in our 2009 Annual Report on Form 10-K.


Note 2  Nature and Continuance of Operations

Precision Petroleum Corporation (the "Company") was incorporated under the name of "Tidewater Resources, Inc." under the laws of the State of Nevada on February 7, 2007. On October 27, 2008 the Company changed its name to Precision Petroleum Corporation. The Company has established its corporate offices in Shawnee, Oklahoma. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids. All business activities are conducted in Oklahoma and the Company sells its oil and gas to a limited number of
domestic purchasers.   The Company does not operate the leases they own a
working and overriding royalty interests and are invoiced monthly for joint operating costs and receive revenues from third party purchasers of oil and gas chosen by the operators.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2010, the Company had not yet achieved profitable operations, has an aggregate accumulated deficit and deficit accumulated during development stage of $160,330 and $153,653,

                      PRECISION PETROLEUM CORPORATION
                       (A Production Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              MARCH 31, 2010
                               (Unaudited)


respectively, has a working capital deficiency of $1,069,464, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.


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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:


Property and equipment

Equipment is recorded at cost. Depreciation is provided using the straight line method. As of March 31, 2010 the Company did not have any property or equipment.

                      PRECISION PETROLEUM CORPORATION
                       (A Production Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              MARCH 31, 2010
                               (Unaudited)


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

                      PRECISION PETROLEUM CORPORATION
                       (A Production Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              MARCH 31, 2010
                               (Unaudited)


Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At March 31, 2010, the Company's estimate of asset retirement obligation was not material.


Impairment of Long-Lived Assets

The Company has adopted FASB Codification Topic 360-10 ("ASC 360-10"), "Property, Plant, and Equipment", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. At March 31, 2010, the depreciation, depletion and amortization charge included $0 related to the ceiling test limitations.


Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding defined by FASB Accounting Standards Codification Topic 260, "Earnings Per Share" during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculated date. Diluted loss per share has not been provided as it would be anti-dilutive. As of March 31, 2010, the Company did not have any outstanding stock options or warrants.

                      PRECISION PETROLEUM CORPORATION
                       (A Production Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              MARCH 31, 2010
                               (Unaudited)


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


Newly Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

                      PRECISION PETROLEUM CORPORATION
                       (A Production Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              MARCH 31, 2010
                               (Unaudited)


In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

                      PRECISION PETROLEUM CORPORATION
                       (A Production Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              MARCH 31, 2010
                               (Unaudited)


In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (TOPic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities - Oil and Gas. This amendment makes amendments to paragraph 932-10-S99-1 due to SEC release No. 33-8995, Modernization of Oil and Gas Reporting. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements through ASU 2010-19 and deemed that they were immaterial.


Note 4  Oil and Gas Properties

a) Effective July 1, 2009, the Company purchased various producing properties located in Garvin County, Pottawatomie County, Nowata County and Seminole County, Oklahoma. The Company utilized short-term financing to acquire these properties. The various net revenue acquired range from .2808% to a 67.97% net revenue interest. In October of 2009, the Company acquired additional working interest in two of the leases. In November of 2009, the Company acquired a 70.10153% working interest in the Thompson #2 well, located in Garvin County, Oklahoma. The Company paid $10,000 down on this well and signed an agreement to pay the balance of $18,634 within 30 days of the agreement.

In an agreement dated on December 1, 2009, but made effective January 1, 2010, the Company sold all of its working interest in the Heath lease located in Seminole County, Oklahoma. The sales price for this transaction was $55,000, to be paid on or before one year from the date of the agreement.
The Company received a payment in the amount of $4,583 from the purchaser during the quarter ended March 31, 2010. The balance due is $50,417. The amount due is not in default as of March 31, 2010. A gain of $4,398 has been recognized in the financial statements.

                      PRECISION PETROLEUM CORPORATION
                       (A Production Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              MARCH 31, 2010
                               (Unaudited)


On February 22, 2010, the Company sold all of its working interest in the Jameson lease, retaining a three percent (3%) overriding royalty interest. The sale price for this transaction was $10,000 and has been paid in full. A loss of $13,900 has been recognized in the financial statements.

b) On January 27, 2009, the Company entered into a Participation Agreement with Nitro Petroleum Incorporated ("Nitro"), pursuant to which the Company obtained from Nitro the right to participate in Phase One of Nitro's Powder River Basin Project in Montana. Nitro acquired certain oil and gas leases in the Powder River Basin in Montana pursuant to a Memorandum of Understanding dated January 26, 2009 with REDS, LLC.

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


Note 5  Notes Payable and Short-Term Financing

At March 31, 2010, the Company had a short term note payable to Sierra Growth, Inc., an investment company located in Charlestown, Nevis. This note bears an interest rate of 10% per annum and is due upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty
(60) days. Interest has been accrued in the amount of $37,586 as of March 31, 2010 and has a principal balance of $751,714.

At December 31, 2009, the Company had a short term note payable to Global Energy, LLC an oil and gas company located in Shawnee, Oklahoma. This note bears an interest rate of 10% per annum and is payable upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty
(60) days. Interest has been accrued in the amount of $12,113 as of March 31, 2010 and has a principal balance of $242,266.

                      PRECISION PETROLEUM CORPORATION
                       (A Production Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              MARCH 31, 2010
                               (Unaudited)


The company has also obtained financing from a consultant with a balance of $29,254 (2008, $10,051) and also has received advances of $92,416 (2008, $0)
from unrelated third parties. The balances are due on demand and are not interest bearing. However, Generally Accepted Account Principals (GAAP) requires interest expense to be imputed on the outstanding balances of the advances. The Company has accrued interest in the amount of $7,562 for these advances as of March 31, 2010 (2009, $0).


Note 6  Related Party Transactions

During the three months ended March 31, 2010 and 2009, the Company incurred management fees charged by a director of the Company totaling $3,000 and $0.


Note 7  Common Stock

As of March 31, 2010 there were 44,400,000 shares of common stock issued and outstanding.

Note 8  Subsequent Events

The Company has determined that there were no subsequent events that warrant disclosure or recognition in the financial statements.

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

The following is a discussion of our plan of operations, results of operations and financial condition as of and for the six months ended March 31, 2010.


Liquidity and Capital Resources

The Company had a cash balance of $6,282 as of March 31, 2010, compared to cash balance of $12,944 as of September 30, 2009. The Company had a working capital deficiency of $1,069,464 as of March 31, 2010, compared to working capital deficiency of $1,026,250 as of September 30, 2009.

The Company will continue to utilize the free labor of its directors and stockholder until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.


Results of Operations

For the six months ended March 31, 2010, the Company had revenue of $100,957 from production of oil and gas, as compared to $0 for the six months ended March 31, 2009.

Cost of continued operations for the six months ended March 31, 2010 was $229,137, resulting in a net loss for the period of $128,180.

Cost of continued operations for the six months ended March 31, 2009 was $18,211, resulting in a net loss for the period of $19,444.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase. Planned exploration ventures should increase revenues for the fiscal year ending September 30, 2010.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, the Company's auditors stated in their report on the Company's audited financial statements that they have substantial doubt the Company will be able to continue as a going concern without further financing.


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


Plan of Operation for the Next Twelve (12) Months

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q quarterly report and our Form 10-K/A annual report filed February 22, 2010.

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


ITEM 4.  CONTROLS AND PROCEDURES

See Item 4T.


ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                         PART II - OTHER INFORMATION

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

Exhibit
Number      Description

3.1         Articles of Incorporation, as Amended*
3.2         Bylaws*
31.1        Section 302 Certification - Chief Executive Officer
31.2        Section 302 Certification - Chief Financial Officer
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

* Incorporated by reference to our Form S-1 Registration Statement filed on April 24, 2008, SEC File Number 333-149823.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of May, 2010.

PRECISION PETROLEUM CORPORATION

Date: May 19, 2010                 By:    /s/ Richard Porterfield
      ------------                        -----------------------
                                   Name:  Richard Porterfield
                                   Title: President (principal
                                          executive officer)

                                   By:    /s/ James Kirby
                                          --------------------------------
                                   Name:  James Kirby
                                   Title: Treasurer (principal financial
                                          officer and principal accounting
                                          officer)