Form 10-Q
period 2010-06-30
PRECISION PETROLEUM Corp
filed 2010-08-23
CIK 1430057

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's class of common stock as of August 20, 2010: 44,400,000

                       Precision Petroleum Corporation

                           INDEX TO THE FORM 10-Q

                For the quarterly period ended June 30, 2010


                                                                 PAGE
                                                                 ----
PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
           Balance Sheets                                        F-1
           Statements of Operations and Comprehensive Loss       F-2
           Statement of Stockholders' Deficit                    F-3
           Statements of Cash Flows                              F-4
           Notes to the Financial Statements                     F-5 to F-13
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                   3
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK                                                  5
ITEM 4.    CONTROLS AND PROCEDURES                               5
ITEM 4T.                                                         5

PART II    OTHER INFORMATION                                     5
ITEM 1.    LEGAL PROCEEDINGS                                     5
ITEM 1A.   RISK FACTORS                                          5
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND
           USE OF PROCEEDS                                       5
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                       6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   6
ITEM 5.    OTHER INFORMATION                                     6
ITEM 6.    EXHIBITS                                              6
           SIGNATURES                                            7

                       PRECISION PETROLEUM CORPORATION
                                BALANCE SHEETS


                                                   June 30,    September 30,
                                                     2010           2009
                                                  ------------  ------------
                                                  (Unaudited)     (Audited)
                                    ASSETS
Current
  Cash and cash equivalents                       $     6,543   $    12,944
  Accounts receivable, net                             50,417        14,600
  Other receivables                                       518        10,028
  Participation deposits                               57,500        46,000
                                                  ------------  ------------
          Total current assets                        114,978        83,572

Oil and gas properties, -using full
 cost accounting                                      949,768       993,980
   Less accumulated depletion                         (82,138)      (26,442)
                                                  ------------  ------------
    Oil and gas properties-net                        867,630       967,538
                                                  ------------  ------------
          Total assets                            $   982,608   $ 1,051,110
                                                  ============  ============

                                  LIABILITIES
Current liabilities
  Accounts payable and accrued liabilities        $   145,523   $    48,342
  Advances                                             92,416        67,500
  Short-term notes payable                            993,980       993,980
                                                  ------------  ------------
  Total current liabilities                         1,231,919     1,109,822
                                                  ------------  ------------
          Total liabilities                         1,231,919     1,109,822
                                                  ------------  ------------

                             STOCKHOLDERS' DEFICIT
Capital stock
  Authorized:
    200,000,000 common stock, $0.001 par value;
  Issued and outstanding:
    44,400,000 common shares (2009: 44,400,000)        44,400        44,400
Additional paid-in capital                             82,691        82,691
Accumulated deficit                                  (376,402)     (185,803)
                                                  ------------  ------------
          Total stockholders' deficit                (249,311)      (58,712)
                                                  ------------  ------------
          Total liabilities and
          stockholders' deficit                   $   982,608   $ 1,051,110
                                                  ============  ============

                       PRECISION PETROLEUM CORPORATION
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                          Three Months Ended           Nine Months Ended
                               June 30,                    June 30,
                      --------------------------  --------------------------
                          2010          2009          2010          2009
                      ------------  ------------  ------------  ------------
Revenues
 Oil and gas sales    $    40,104             -       141,061             -
                      ------------  ------------  ------------  ------------
   Total revenues          40,104             -       141,061             -
                      ------------  ------------  ------------  ------------

Expenses
General and
  administrative           18,246         1,342        60,396         1,342
 Mineral claims expense         -             -             -         4,464
 Lease operating           27,224             -        50,268             -
 Production taxes           2,720             -         9,988             -
 Bad debt expense               -             -        13,851             -
 Depreciation,
  depletion and
  amortization             16,598             -        55,696             -
 Interest expense          27,815             -        85,075             -
 Legal and accounting       7,893         5,166        34,340        18,914
 Loss on sale of oil
  and gas properties            -             -         9,502             -
 Management fees            3,000         5,500         9,000         5,500
 Rent expense                 875             -         3,544             -
                      ------------  ------------  ------------  ------------
   Total expenses         104,371        12,008       331,660        30,220
                      ------------  ------------  ------------  ------------

Operating loss            (64,267)      (12,008)     (190,599)      (30,220)

Other expense
  Other expense                          (1,143)                     (1,143)
                      ------------  ------------  ------------  ------------

Net loss                  (64,267)      (13,151)     (190,599)      (31,363)

Other comprehensive
 income (loss)
  Foreign currency
   translation adjustment       -           936             -          (297)
                      ------------  ------------  ------------  ------------

Comprehensive loss    $   (64,267)  $   (12,215)  $  (190,599)  $   (31,660)
                      ============  ============  ============  ============

Basic loss per share  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                      ============  ============  ============  ============

Weighted average number
 of shares outstanding-
 basic                 44,400,000    44,400,000    44,400,000    44,400,000
                      ============  ============  ============  ============

                       PRECISION PETROLEUM CORPORATION
                     STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (Unaudited)


             Common Shares    Addi-              Other
           ------------------ tional   Accum-    Compre-
                        Par   Paid-in  ulated    hensive
             Number    Value  Capital  Deficit   Income   Total
           ---------- ------- ------- ---------- ------ ----------
Balance,
as of
Sept. 30,
2008       44,400,000  44,400  67,635  (122,290)   297     (9,958)

Payable paid
by previous
directors and
officers            -       -  15,056         -      -     15,056

Foreign
currency
gain (loss)         -       -       -         -   (297)      (297)

Net loss for
the year            -       -       -   (63,513)     -    (63,513)
           ---------- ------- ------- ---------- ------ ----------

Balance,
as of
Sept. 30,
2009       44,400,000  44,400  82,691  (185,803)     -    (58,712)

Net loss                               (190,599)         (190,599)
           ---------- ------- ------- ---------- ------ ----------

Balance
as of
June 30,
2010       44,400,000 $44,400 $82,691 $(376,402) $   -  $(249,311)
           ========== ======= ======= ========== ====== ==========

                       PRECISION PETROLEUM CORPORATION
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Nine months ended
                                                             June 30,
                                                      ----------------------
                                                         2010        2009
                                                      ----------  ----------
Operating activities
  Net loss for the period                             $(190,599)  $ (31,363)
  Adjustments for items not effecting cash:
    Depletion                                            55,696           -
    Mineral claim fee                                         -       4,464
    Loss on sale of assets                                9,502           -
  Change in non-cash working capital balances
  related to operations
    Increase in accounts receivable                     (35,817)          -
    Decrease in other receivables                         9,510           -
    Increase (decrease) in payable and
      accrued liabilities                                97,181     (10,788)
                                                      ----------  ----------
Cash used in operating activities                       (54,527)    (37,687)
                                                      ----------  ----------

Investing activities
  Acquisition of oil and gas properties                 (30,290)          -
  Sale proceeds from oil and gas properties              65,000           -
  Participation deposits                                (11,500)    (31,000)
                                                      ----------  ----------
Cash provided by investing activities                    23,210     (31,000)
                                                      ----------  ----------

Financing activities
  Contribution of capital                                     -      15,056
  Advances                                               24,916      55,518
                                                      ----------  ----------
Cash provided by financing activities                    24,916      70,574
                                                      ----------  ----------

Effect of foreign currency translation                        -        (297)

Increase (decrease) in cash during the year              (6,401)      1,590

Cash, beginning balance                                  12,944        (274)
                                                      ----------  ----------

Cash, ending balance                                  $   6,543   $   1,316
                                                      ==========  ==========

Supplemental disclosure of cash flow information
  Cash paid during the year for income taxes          $       -   $       -
                                                      ==========  ==========
  Cash paid during the year for interest              $       -   $       -
                                                      ==========  ==========

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              JUNE 30, 2010
                               (Unaudited)


Note 1  Interim Reporting

The accompanying financial statements of Precision Petroleum Corporation have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2010 and our income, stockholder's deficit and cash flows for the nine months ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the financial statements included in our 2009 Annual Report on Form 10-K


Note 2  Nature and Continuance of Operations

Precision Petroleum Corporation (the "Company") was incorporated under the name of "Tidewater Resources, Inc." under the laws of the State of Nevada on February 7, 2007. On October 27, 2008 the Company changed its name to Precision Petroleum Corporation. The Company has established its corporate offices in Shawnee, Oklahoma. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids. All business activities are conducted in Oklahoma and the Company sells its oil and gas to a limited number of
domestic purchasers.   The Company does not operate the leases; they own
working and overriding royalty interests and are invoiced monthly for joint operating costs and receive revenues from third party purchasers of oil and gas chosen by the operators.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              JUNE 30, 2010
                               (Unaudited)


These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2010, the Company had not yet achieved profitable operations, has an aggregate accumulated deficit of $376,402 has a working capital deficiency of $1,116,941, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.


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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:


Property and equipment

Equipment is recorded at cost. Depreciation is provided using the straight line method. As of June 30, 2010 the Company did not have any property or equipment.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              JUNE 30, 2010
                               (Unaudited)


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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At June 30, 2010, the Company's estimate of asset retirement obligation was not material.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              JUNE 30, 2010
                               (Unaudited)


Impairment of Long-Lived Assets

The Company has adopted FASB Codification Topic 360-10 ("ASC 360-10"), "Property, Plant, and Equipment", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. At June 30, 2010, the depreciation, depletion and amortization charge included $0 related to the ceiling test limitations.


Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding defined by FASB Accounting Standards Codification Topic 260, "Earnings Per Share" during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculated date. Diluted loss per share has not been provided as it would be anti-dilutive. As of June 30, 2010, the Company did not have any outstanding stock options or warrants.


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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              JUNE 30, 2010
                               (Unaudited)


Newly Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010- 01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              JUNE 30, 2010
                               (Unaudited)


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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              JUNE 30, 2010
                               (Unaudited)


Note 4  Oil and Gas Properties

a) Effective July 1, 2009, the Company purchased various producing properties located in Garvin County, Pottawatomie County, Nowata County and Seminole County, Oklahoma. The Company utilized short-term financing to acquire these properties. The various net revenue acquired range from .2808% to a 67.97% net revenue interest. In October of 2009, the Company acquired additional working interest in two of the leases. In November of 2009, the Company acquired a 57.2682% working interest in the Thompson #2 well, located in Garvin County, Oklahoma.

b)  In an agreement dated on December 1, 2009, but made effective
January 1, 2010, the Company sold all of its working interest in the Heath lease located in Seminole County, Oklahoma. The sales price for this transaction was $55,000, to be paid on or before one year from the date of the agreement. The Company received a payment in the amount of $4,583 from the purchaser with a balance due of $50,417. The amount due is not in default as of June 30, 2010. A gain of $4,398 has been recognized in the financial statements.

On February 22, 2010, the Company sold all of its working interest in the Jameson lease, retaining a three percent (3%) overriding royalty interest. The sale price for this transaction was $10,000 and has been paid in full. A loss of $13,900 has been recognized in the financial statements.

c) On January 27, 2009, the Company entered into a Participation Agreement with Nitro Petroleum Incorporated ("Nitro"), pursuant to which the Company obtained from Nitro the right to participate in Phase One of Nitro's Powder River Basin Project in Montana. Nitro acquired certain oil and gas leases in the Powder River Basin in Montana pursuant to a Memorandum of Understanding dated January 26, 2009 with REDS, LLC.

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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              JUNE 30, 2010
                               (Unaudited)


Note 5  Notes Payable and Short-Term Financing

At June 30, 2010, the Company had a short term note payable to Sierra Growth, Inc., an investment company located in Charlestown, Nevis. This note bears an interest rate of 10% per annum and is due upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days. Interest has been accrued in the amount of $56,224 as of June 30, 2010 and has a principal balance of $751,714.

At June 30, 2010, the Company had a short term note payable to Global Energy, LLC an oil and gas company located in Shawnee, Oklahoma. This note bears an interest rate of 10% per annum and is payable upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days. Interest has been accrued in the amount of $18,120 as of June 30, 2010 and has a principal balance of $242,266.

The company has also obtained financing from a consultant with a balance of $31,754 (2008, $10,051) and also has received advances of $92,416 (2008, $0)
from unrelated third parties. The balances are due on demand and are not interest bearing. However, Generally Accepted Account Principles (GAAP) requires interest expense to be imputed on the outstanding balances of the advances. The Company has accrued interest in the amount of $10,732 for these advances as of June 30, 2010 (2009, $0).


Note 6  Related Party Transactions

During the three months ended June 30, 2010 and 2009, the Company incurred management fees charged by a director of the Company totaling $3,000 and $0.


Note 7  Common Stock

As of June 30, 2010 there were 44,400,000 shares of common stock issued and outstanding.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              JUNE 30, 2010
                               (Unaudited)


Note 8  Subsequent Events

The Company, along with Global Energy, LLC (Plaintiffs), filed a joint petition against Reed Power Tongs, Inc. and 4K Energy, LLC (Defendants), alleging breach of contract of the joint operating agreement the Plaintiffs entered into with the Defendants covering the Karsyn No. 1, the Heath well and the Josh well.

The Plaintiffs are alleging that the Defendants charged excessive fees for services rendered by unrelated entities, failed to obtain written approval from working interest owners before charging inflated fees with their affiliated companies and knowingly and intentionally withholding of production revenue from both Precision and Global.

The Plaintiffs are demanding an accounting of all charges and revenue for the Karsyn, Josh and Heath wells and are asking for damages related to breach of contract and fraud. The Plaintiffs are asking for damages in excess of $10,000 for four different actions and also for sums in excess of $10,000 for punitive and exemplary damages for the Defendants conduct described in the petition.

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

The following is a discussion of our plan of operations, results of operations and financial condition as of and for the nine months ended June 30, 2010.

Liquidity and Capital Resources

The Company had a cash balance of $6,543 as of June 30, 2010, compared to cash balance of $12,944 as of September 30, 2009. The Company had a working capital deficiency of $1,116,941 as of June 30, 2010, compared to working capital deficiency of $1,026,250 as of September 30, 2009.

The Company will continue to utilize the free labor of its directors and stockholder until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.

Results of Operations

For the three months ended June 30, 2010, the Company had revenue of $40,104, as compared to $0 for the three months ended June 30, 2009. Revenue from oil and gas sales increased $2,158 from the previous quarter, primarily due to increases in oil prices.

For the nine months ended June 30, 2010, the Company had revenues of $141,061 from production of oil and gas, as compared to $0 for the nine months ended June 30, 2009.

Cost of continued operations for the three months ended June 30, 2010 was $104,371 resulting in a net loss for the period of $64,267 compared to costs of continued operations of $13,151 for the three months ended June 30, 2009 resulting in a net loss for the period of $12,215. Costs from oil and gas operations increased by roughly $9,700, due to increased maintenance costs and costs associated with attempts to increase production made by the operator of the oil and gas properties. Interest, bad debt expense, legal costs and general and administrative costs were down significantly from the prior quarter. This decrease helped lower our overall loss for the quarter.

Cost of continued operations for the nine months ended June 30, 2010 was $331,660, resulting in a net loss for the period of $190,599 compared to $30,220 for the nine months ended June 30, 2009, resulting in a net loss for the period of $31,660.

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

During the twelve-month period following the date of our annual report, we anticipate that we will continue to generate revenue from our oil leases. However, we anticipate that such revenue will not be sufficient to cover all of our expenses. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We anticipate that additional funding could be in the form of either debt or equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining financing to fund our operations, there is no assurance that we will obtain the funding necessary to pursue any further exploration of our properties. If we do not obtain additional financing, we may be forced to dispose of operating oil and gas leases located in Oklahoma.

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

* Incorporated by reference to our Form S-1 Registration Statement filed on April 24, 2008, SEC File Number 333-149823.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of August, 2010.

PRECISION PETROLEUM CORPORATION

Date: August 20, 2010              By:    /s/ Richard Porterfield
      ---------------                     -----------------------
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