Form 10-K
period 2010-09-30
PRECISION PETROLEUM Corp
filed 2011-01-13
CIK 1430057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

                      Commission File Number 000-53199

                       PRECISION PETROLEUM CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Nevada                         71-1029846
       ------------------------------       -------------------
       State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization        Identification No.)

            624 W. Independence Suite 101 A. Shawnee, OK 74804
            --------------------------------------------------
                (Address of principal executive offices)

                                    None
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  [ ] Yes   [X] No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer [ ]          Accelerated Filer [ ]
Non-accelerated Filer [ ]            (do note check if Smaller reporting
Small Reporting Company [X]          company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

Net revenues for its most recent fiscal year: $190,143

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of January 13, 2011: $2,575,200

Number of common voting shares issued and outstanding as of January 13, 2011: 44,400,000 shares of common stock

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

Transitional Small Business Disclosure Format (Check one):
[ ] Yes       [X] No

                               TABLE OF CONTENTS

                                                                Page
PART I
Item 1.   Description of Business                                  3
Item 1A.  Risk Factors                                             4
Item 2.   Description of Property                                  5
Item 3.   Legal Proceedings                                        7
Item 4.   Submission of Matters to a Vote of Security Holders      7

PART II
Item 5.   Market For Registrant's Common Equity and Related        7
          Stockholder Matters and Small Business Issuer
          Purchases of Equity Securities
Item 6.   Selected Financial Data                                  9
Item 7.   Management Discussion and Analysis of Financial          9
          Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About          11
          Market Risk
Item 8.   Financial Statements and Supplementary Data             11
Item 9.   Changes in and Disagreements With Accountants on        13
          Accounting and Financial Disclosure
Item 9A.  Controls and Procedures                                 13
Item 9B.  Other Information                                       13

PART III
Item 10.  Directors, Executive Officers, Promoters,               14
          Control Persons and Corporate Governance:
          Compliance with Section 16(a) of the Exchange Act
Item 11.  Executive Compensation                                  16
Item 12. Security Ownership of Certain Beneficial Owners and 17 Management and Related Stockholder Matters
Item 13.  Certain Relationships and Related Transactions          19
          and Director Independence
Item 14.  Principal Accountant Fees and Services                  19
Item 15.  Exhibits                                                20
Signatures                                                        21

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Incorporation and Organizational Activities

Precision Petroleum Corporation (the "Corporation") was incorporated on February 7, 2007, in the State of Nevada under the name "Tidewater Resources Inc.". On the date of our incorporation, we appointed Bernard Perez as our sole officer and director. On October 15, 2007, Mr. Munslow, Mr. Ward and Mr. Lopez were appointed as directors. On September 7, 2008, Messrs Lopez, Munslow, Perez and Ward resigned as officers and directors of the Corporation. On September 14, 2008, Sharon Farris was appointed President, Treasurer and Secretary and elected as the Corporation's sole member of the Board of Directors. On January 20, 2009, the Corporation appointed Mr. Richard F. Porterfield as a member of the Corporation's Board of Directors and as the Corporation's President and Treasurer. On the same date, Ms. Sharron Farris resigned as a member of the Board of Directors and as President and Treasurer. Ms. Farris remains the Corporation's Secretary.

On June 3, 2009, Mr. James Kirby was appointed as the Corporation's Chief Financial Officer.

We were extra-provincially registered under the laws of the Province of British Columbia, Canada, on March 9, 2007.

On October 27, 2008, we changed our name to "Precision Petroleum
Corporation".

On November 17, 2008, the Corporation authorized a forward stock split of twelve for one (12:1) of our total issued and outstanding shares of common stock and was effective January 8, 2009.

Our website is www.precisionpetroleumcorp.com.


Our Business
------------

During the fourth quarter of our fiscal year ended September 30, 2009, we acquired varying percentages of working interests and overriding royalties in eighteen (18) operating leases located in Oklahoma. These leases are producing and generate income for the Company.

See Item 2. and Note 3 to the financial statements for more information on the oil and gas assets acquired during the fiscal year ended September 30, 2010.

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


Inability Of Our Officers And Sole Director To Devote Sufficient Time To The Operation Of Our Business May Limit Our Success.

Presently, our officers and sole director allocate only a portion of their time to the operation of our business. Should our business develop faster than anticipated, our officers may not be able to devote sufficient time to the operation of our business to ensure that it continues as a going concern. Even if our management's lack of sufficient time is not fatal to our existence, it may result in our limited growth and success.

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

Pursuant to the terms of the Participation Agreement, Nitro is being carried to the tanks with respect to a 25% working interest in Phase One of the Powder River Basin Project. The Company is acquiring a 37.5% working interest in Phase One of the Powder River Basin Project in exchange for an agreement to pay 50% of the expenses of Phase One of the Powder River Basin Project. Additionally, the Company shall have the right to purchase up to a 37.5% working interest in Phase Two and Phase Three of the Powder River Basin Project upon substantially the same terms as Phase One. Nitro will be the operator of all wells drilled during Phase One of the Powder River Basin Project. As of September 30, 2010, the Company has paid $57,500 towards the participation agreement with Nitro Petroleum. The payments have been recorded in the financial statements as Participation deposits.

Effective July 1, 2009, the Company purchased various producing properties located in Garvin County, Pottawatomie County, Nowata County and Seminole County, Oklahoma. The Company utilized short-term financing to acquire these properties. The various net revenue acquired range from .2808% to a 67.97% net revenue interest. In 2010, the Company increased their interest in the Mason Burns, Quinlan #1 and Teresa #1 wells. The Company sold all of its interest in 2010 in the Jameson lease and the Heath lease.

On November 5th, 2009, the Company signed an agreement to purchase a 57.2682% working interest in the Ed Thompson #2-18, located in Garvin County, Oklahoma for $28,634. The company has paid $28,000 toward this amount.

On September 1, 2010, the Company purchased a 5% working interest in a 7 well package located in Garvin County, Oklahoma in the amount of $34,500. The company financed this transaction with an account payable to the operator of the wells, Nitro Petroleum Incorporated.

The following table reflects the Company's ownership as of September 30, 2010 in its oil and gas properties located in Oklahoma.

                                                   Net Revenue
Lease Name           Property Location         Ownership Interest
----------           -----------------         ------------------
Jessica 23-A         Seminole County               18.0296496%
Karsyn               Seminole County               19.6500000%
Thompson #1          Garvin County                 23.1222014%
Teresa #1            Garvin County                 26.8145000%
Mason Burns          Garvin County                 38.1653000%
White #12-1          Pottawatomie County           67.9687500%
Crown #1 & #3        Pottawatomie County            8.7890625%
Quinlan #1           Pottawatomie County           22.3945400%
Quinlan #2           Pottawatomie County            0.2808000%
Quinlan #3           Pottawatomie County            8.7750000%
Sharon #1            Garvin County                  6.3400000%
Ward McNeil          Garvin County                 22.6230400%
Fuller #2            Garvin County                  3.7898000%
Fuller #3            Garvin County                  3.7898000%
Kimberly #3          Garvin County                  3.7898000%
Plummer #1           Garvin County                  3.9867000%
Plummber #2          Garvin County                  3.6914000%
Bromide #1           Garvin County                  3.7898000%
Roach SWD well       Garvin County                  5.0000000%
East & West Moreland Nowata County                  3.0000000%
Thompson #2          Garvin County                 46.1249365%

See Note 9 of the financial statements for production and reserve study information.

ITEM 3.  LEGAL PROCEEDINGS.

On September 16, 2010, the Company, along with Global Energy, LLC
(Plaintiffs), filed a joint petition against Reed Power Tongs, Inc. and 4K Energy, LLC (Defendants), alleging breach of contract of the joint operating agreement the Plaintiffs entered into with the Defendants covering the Karsyn No. 1, the Heath well and the Josh well.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held our annual shareholders' meeting or submitted any matters to a vote of shareholders during the fiscal year to which this Annual Report pertains.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, were quoted on the OTC Bulletin Board from July 3, 2008 to January 7, 2008 under the symbol "TIWR". Since January 8, 2008, our stock has been quoted on the OTCBB reader under the symbol "PPTO". The table below sets for the high and low closing bid price of our stock for the last two fiscal years. The information was acquired from www.alphatrade.com.

Fiscal Year Ended September 30, 2010

Quarter Ended    12/31/09     3/31/10     6/30/10     9/30/10
-------------    --------     -------     -------     -------
    High          $0.22        $0.13       $0.11       $0.04
    Low           $0.09        $0.04       $0.05       $0.02

Fiscal Year Ended September 30, 2009

Quarter Ended    12/31/08*    3/31/09     6/30/09     9/30/09
-------------    --------     -------     -------     -------
    High             -         $1.58       $1.12       $0.60
    Low              -         $0.55       $0.55       $0.13

* Prior to February 2009, there were no trading of our shares on the OTC.BB.

(b)  Holders

As of September 30, 2010, there were fourteen (14) shareholders of record of our common stock.

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

USE OF PROCEEDS FROM REGISTERED SECURITIES

Not applicable.

DESCRIPTION OF SECURITIES

Common Stock

There are presently 44,400,000 shares of common stock issued and outstanding.

Each record holder of common stock is entitled to one vote for each share held in all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the By-Laws of the Company.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights. To the extent that additional shares of the Company's common stock are issued, the relative interest of the existing stockholders may be diluted.

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

The following is a discussion of our plan of operations, results of operations and financial condition as at and for the years ended
September 30, 2010 and 2009.


Liquidity and Capital Resources

The Company had a cash balance of $8,495 as of September 30, 2010, compared to cash balance of $12,944 as of September 30, 2009. The Company had a working capital deficiency of $1,245,192 as of September 30, 2010, compared to working capital deficiency of $1,072,250 as of September 30, 2009.

Our accumulated deficit during the Exploration Stage increased during the fiscal year ended September 30, 2010 to $405,616 from $185,803. Our accumulated deficit during the Production Stage increased $219,813. During this time, our total stockholders' deficit increased to $278,525 from $58,712. These increases were the result of incurring a net loss from our operations in the amount of $219,813 for the fiscal year ended
September 30, 2010.

The Company will continue to utilize the free labor of its directors and stockholder until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.

Results of Operations

For the fiscal year ended September 30, 2010, the Company had revenue of $190,143 from production of oil and gas, as compared to $59,723 for the fiscal year ended September 30, 2009.

Operating expenses for the fiscal year ended September 30, 2010 were $296,760, resulting in a net loss for the period of $219,813.

Operating expenses for the fiscal year ended September 30, 2009 was $123,236, resulting in a net loss for the period of $63,513.

During the fiscal year end September 30, 2010, the amount of cash used in our operating activities was $18,074 compared to $23,041 of cash used on operations during the prior fiscal year. During the fiscal year, we used $11,291 of cash in investing activities, due to the purchase of our oil and gas leases and equipment. We used $1,039,980 of cash in investing activities during the prior fiscal year. The Company received $24,916 in advances from third parties to finance its activities during the fiscal year compared to financing in the prior year in the amount of $1,076,262.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase. Planned exploration ventures should increase revenues for the fiscal year ending September 30, 2011.


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


Plan of Operation for the Next Twelve (12) Months

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K annual report; our Form 10-Q filed February 12, 2010, our Form 10-Q filed May 20, 2010 and our Form 10-Q filed August 23, 2010.

Our plan of operations for the next twelve months is to maintain the current properties we have and recomplete some of the properties that we feel will generate more revenue.

We estimate that our expenditures over the next twelve months will be $120,000 to cover ongoing general and administrative expenses. As at September 30, 2010, we had cash and cash equivalents of $8,495 and working deficit of $1,245,192. We have enough cash on hand to meet our overhead requirements for the next 6 months. We will need to raise approximately $120,000 to meet our overhead requirements for the next 12 months.

During the twelve-month period following the date of this report, we anticipate that we will continue to generate revenue from our oil and gas leases. However, we anticipate that such revenue will not be sufficient to cover all of our expenses. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We anticipate that additional funding could be in the form of either debt or equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining financing to fund our operations, there is no assurance that we will obtain the funding necessary to pursue any further exploration of our properties. If we do not obtain additional financing, we may be forced to dispose of operating oil and gas leases located in Oklahoma.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not required for Smaller Reporting Companies


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 begin on Page F-1 of this Form 10-K, and include: (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders' Deficit; and
(4) Notes to Financial Statements.

                     Precision Petroleum Corporation
                       (A Production Stage Company)
                           Financial Statements
                       (Expressed in U.S. Dollars)
                       September 30, 2010 and 2009


                      INDEX TO FINANCIAL STATEMENTS

Report from Independent Registered Public Accounting Firm            F-1
Balance Sheets                                                       F-2
Statements of Operations                                             F-3
Statement of Stockholders' Deficit                                   F-4
Statements of Cash Flows                                             F-5
Notes to the Financial Statements                                 F-6 - F-22

                         De Joya Griffith & Company, LLC
                   ------------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To The Board of Directors and Stockholders
Precision Petroleum Corporation
Shawnee, OK 74804


We have audited the accompanying balance sheets of Precision Petroleum Corporation as of September 30, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Petroleum Corporation as of September 30, 2010 and 2009, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 11, 2011


                2580 Anthem Village Drive, Henderson, NV 89052
             Telephone (702) 563-1600  o  Facsimile (702) 920-8049

                       PRECISION PETROLEUM CORPORATION
                                BALANCE SHEETS
                                  (AUDITED)

                                                  September 30, September 30,
                                                     2010           2009
                                                  ------------  ------------
                                    ASSETS
Current
  Cash and cash equivalents                       $     8,495   $    12,944
  Accounts receivable, net                             50,417        14,600
  Other receivables                                         -        10,028
                                                  ------------  ------------
          Total current assets                         58,912        37,572

Oil and gas properties, -using full
 cost accounting- net of $82,520 and $26,442
 of depletion, respectively                           932,079       967,538

Long term assets
  Participation deposits                               57,500        46,000
                                                  ------------  ------------
          Total long term assets                      989,579     1,013,538
                                                  ------------  ------------
          Total assets                            $ 1,048,491   $ 1,051,110
                                                  ============  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued liabilities        $   217,708   $    48,342
  Advances                                             92,416        67,500
  Short-term notes payable                            993,980       993,980
                                                  ------------  ------------
  Total current liabilities                         1,304,104     1,109,822
                                                  ------------  ------------

Long term liabilities
  Asset retirement obligation                          22,912             -
                                                  ------------  ------------
          Total long term liabilities                  22,912             -
                                                  ------------  ------------
          Total liabilities                         1,327,016     1,109,822
                                                  ------------  ------------

Capital stock
  Authorized:
    200,000,000 common stock, $0.001 par value;
  Issued and outstanding:
    44,400,000 common shares (2009: 44,400,000)        44,400        44,400
Additional paid-in capital                             82,691        82,691
Accumulated deficit                                  (405,616)     (185,803)
                                                  ------------  ------------
          Total stockholders' deficit                (278,525)      (58,712)
                                                  ------------  ------------
          Total liabilities and
          stockholders' deficit                   $ 1,048,491   $ 1,051,110
                                                  ============  ============

                           See accompanying notes

                      PRECISION PETROLEUM CORPORATION
                         STATEMENTS OF OPERATIONS
                                  (AUDITED)


                                                         September 30,
                                                         -------------
                                                       2010          2009
                                                   ------------  ------------
Revenues
  Oil and gas sales                                $   190,143   $    59,723
                                                   ------------  ------------
     Total revenues                                    190,143        59,723
                                                   ------------  ------------

Expenses
  Lease operating                                       75,910        32,313
  Production taxes                                      13,522         4,298
  Depletion                                             56,078        26,442
  Accretion expense                                      2,083             -
  Bad debt expense                                      16,525             -
  Legal and accounting                                  42,090        26,043
  Management fees                                       12,000        18,000
  General and administrative                            78,552        16,140
                                                   ------------  ------------
     Total operating expenses                          296,760       123,236
                                                   ------------  ------------

Other expense
  Interest                                             113,196             -
                                                   ------------  ------------
     Total other expense                               113,196             -
                                                   ------------  ------------

Net loss                                           $  (219,813)  $   (63,513)
                                                   ============  ============

Basic loss per share                               $     (0.00)  $     (0.00)
                                                   ============  ============

Weighted average number of shares outstanding-
  basic                                             44,400,000    44,400,000
                                                   ============  ============

                           See accompanying notes

                       PRECISION PETROLEUM CORPORATION
                     STATEMENTS OF STOCKHOLDERS' DEFICIT
               For the years ended September 30, 2010 and 2009


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
           ---------- ------- ------- ---------- ------ ----------

Balance,
as of
Sept. 30,
2009       44,400,000  44,400  82,691  (185,803)     -    (58,712)

Net loss for
the year                               (219,813)         (219,813)
           ---------- ------- ------- ---------- ------ ----------

Balance
as of
Sept. 30,
2010       44,400,000 $44,400 $82,691 $(405,616) $   -  $(278,525)
           ========== ======= ======= ========== ====== ==========

                           See accompanying notes

                      PRECISION PETROLEUM CORPORATION
                         STATEMENTS OF CASH FLOWS
                                  (AUDITED)

                                                         September 30,
                                                         -------------
                                                       2010          2009
                                                   ------------  ------------
Operating activities
  Net loss for the period                          $  (219,813)  $   (63,513)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depletion                                           56,078        26,442
    Accretion expense                                    2,083             -
    Mineral claim fee                                        -         4,464
  Changes in operating assets and liabilities
    Accounts receivable                                (35,816)      (14,600)
    Other receivables                                   10,028       (10,028)
    Accounts payable and accrued liabilities           169,366        34,194
                                                   ------------  ------------
Net cash used in operating activities                  (18,074)      (23,041)
                                                   ------------  ------------

Investing activities
  Proceeds from sale of assets                          65,000             -
  Acquisition of oil and gas properties                (64,791)     (993,980)
  Participation deposits                               (11,500)      (46,000)
                                                   ------------  ------------
Net cash used in investing activities                  (11,291)   (1,039,980)
                                                   ------------  ------------

Financing activities
  Cash overdraft                                             -          (274)
  Proceeds from short term note payable                      -       993,980
  Contribution of capital                                    -        15,056
  Advances                                              24,916        67,500
                                                   ------------  ------------
Net cash provided by financing activities               24,916     1,076,262
                                                   ------------  ------------

Effect of foreign currency translation                       -          (297)
                                                   ------------  ------------

Increase (decrease) in cash during the year             (4,449)       12,944

Cash, beginning of the year                             12,944             -
                                                   ------------  ------------

Cash, end of the year                              $     8,495   $    12,944
                                                   ============  ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes       $         -   $         -
                                                   ============  ============
  Cash paid during the year for interest           $         -   $         -
                                                   ============  ============

Non cash investing and financing activities:
  Increase in oil and gas properties for
    asset retirement obligation                    $    20,829   $         -
                                                   ============  ============

                           See accompanying notes

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


Note 1  Nature and Continuance of Operations

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $405,616 since its inception, has a working capital deficiency of $1,245,192 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

The Company considers cash and cash equivalents to be all highly liquid debt instruments with a maturity when purchased of three months or less.

The Company maintains its cash balances in one financial institution in
Shawnee, Oklahoma   The balance at this institution is generally insured by
the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2010 and 2009, the Company's cash in this financial institution was less than the federally insured limits.

Allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. Changes in the allowance have not been material to the financial statements.

Property and equipment

Equipment is recorded at cost. Depreciation is provided using the straight line method. As of September 30, 2010 and 2009 the Company did not have any property or equipment.

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


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

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


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

The Company owns interests in oil and natural gas properties, which may require expenditures to plug and abandon the wells when the oil and natural gas reserves in the wells are depleted. Fair value of legal obligations to retire and remove long-lived assets is recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, this cost is capitalized by increasing the carrying amount of the related properties and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties and equipment is depreciated over the useful life of the remaining asset. The Company does not have any assets restricted for the purpose of settling the plugging liabilities.

The following table shows the activity for the years ended September 30, 2010 and 2009 relating to the Company's retirement obligation for plugging liability:

                                            2010          2009
                                            ----          ----
Beginning balance at October 1            $       -     $       -
Liabilities incurred                         20,829             -
Liabilities settled                               -             -
Accretion expense                             2,083             -
Revision estimate                                 -             -
                                          ---------     ---------
Ending balance at September 30            $  22,912     $       -
                                          =========     =========

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


Impairment of Long-Lived Assets

The Company has adopted FASB Codification Topic 360-10 ("ASC 360-10"), "Property, Plant, and Equipment", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. At September 30, 2010 and 2009, the Company had not recognized any impairment to its oil and gas properties.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740 ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of September 30, 2010 and 2009, the Company has a net operating loss carryforward of approximately $339,966 and $185,803 available to offset taxable income through 2030 (Refer to Note 6).

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding defined by FASB Accounting Standards Codification Topic 260, "Earnings Per Share" during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculated date. Diluted loss per share has not been provided as it would be anti-dilutive. As of September 30, 2010 and 2009, the Company did not have any outstanding stock options or warrants.

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the disclosure requirements around fair value establishes a fair value hierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company's financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable are valued using level 1 inputs. The Company believes that the recorded values approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


Revenue Recognition

Revenue from the sale of the oil and gas production is recognized when title passes from the operator of the oil and gas properties to purchasers.

Newly Issued Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles". ASC 105 establishes the Codification as the sole source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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


Note 3  Oil and Gas Properties

At September 30, 2010 and 2009 the producing oil and gas properties were as follows:

                                                2010              2009
      Cost                                      ----              ----
      Oklahoma Properties                    $1,014,599        $ 993,880
        Less:  Accumulated depletion             82,520           26,442
                                             ----------        ---------
                                             $  932,079        $ 967,538
                                             ==========        =========

Depletion expense for the years ended September 30, 2010 and 2009, was $56,078 and $26,442, respectively.

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


The following are descriptions of the oil and gas activities in 2010 and 2009:

a) Effective July 1, 2009, the Company purchased various producing properties located in Garvin County, Pottawatomie County, Nowata County and Seminole County, Oklahoma. The Company utilized short-term financing to acquire these properties.

The various net revenue acquired range from .2808% to a 67.97% net revenue interest.

Lease                            Interest
Name                             Purchased                 Total
-----                            ---------                 -----
Jessica #23-A                    18.0296496%            $   14,481
Karsyn                           19.6500000%               118,036
Heath                             7.8000000%                50,602
Thompson #1                      23.1222014%               249,658
Teresa                           18.8585400%                39,295
Mason Burns                      17.8527800%                33,609
White #12-1                      67.9687500%               237,242
Crown #1 & #3                     8.7890625%                26,946
Quinlan #1                       22.3945400%               110,276
Quinlan #2                         .2808000%                   710
Quinlan #3                        8.7750000%                60,609
Jameson 5 wells 1 swd           100.0000000%                23,900
Sharon #1                         6.3400000%                23,413
Ward McNeil                      22.6230400%                 5,203
East & West Moreland
3% overriding royalty                                            -
                                                        ----------
Total original cost                                     $  993,980
                                                        ==========

b) In an agreement dated on December 1, 2009, but made effective January 1, 2010, the Company sold all of its working interest in the Heath lease located in Seminole County, Oklahoma. The sales price for this transaction was $55,000, to be paid on or before one year from the date of the agreement. The Company received a payment in the amount of $4,583 from the purchaser with a balance due of $50,417. Although the amount due is part of a lawsuit and no payments have been received, the amount is not considered in default as of September 30, 2010.

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


On September 16, 2010, the Company, along with Global Energy, LLC
(Plaintiffs), filed a joint petition against Reed Power Tongs, Inc. and 4K Energy, LLC (Defendants), alleging breach of contract of the joint operating agreement the Plaintiffs entered into with the Defendants covering the Karsyn No. 1, the Heath well and the Josh well.

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

In June of 2010, the Company acquired an additional 25% working interest in the Mason Burns well in exchange for the assumption of the seller's debt to the operator of the well in the amount of $1,657.

The Company also increased their working interest in the Teresa #1 well by 11% and in the Quinlan #1 by 2%.

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

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


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

During the year the Company paid $11,500 towards the Participation Agreement with Nitro. The payments have been recorded in the financial statements as participation deposits.

d) On November 5th, 2009, the Company signed an agreement to purchase a 57.2682% working interest in the Ed Thompson #2-18 for $28,634. The company has paid $28,000 toward this amount.

e) On September 1, 2010, the Company purchased a 5% working interest in a 7 well package located in Garvin County, Oklahoma in the amount of $34,500.


Note 4  Mineral Property

Pursuant to a mineral property staking and Net Smelter Returns Royalty agreement (the "Agreement") dated April 19, 2007, the Company acquired a 50% undivided right, title and interest in a gold/silver/copper mineral claim unit of the Kammatika Claims (the "Claims"), located in the province of British Columbia, Canada for a cash payment of $4,464. As of September 30, 2009, the Company's claims have expired. Consequently, the Company expensed the claims during the year ended September 30, 2009.


Note 5  Notes Payable and Short-Term Financing

At September 30, 2010, the Company had an unsecured short term note payable to Sierra Growth, Inc., an investment company located in Charlestown, Nevis, West Indies. This note bears an interest rate of 10% per annum and is due upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days. Interest has been accrued in the amount of $75,171 as of September 30, 2010 (2009, $0) and has a principal balance of $751,714 (2009, $751,714).

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


At September 30, 2010, the Company had an unsecured short term note payable to Global Energy, LLC, an oil and gas company located in Shawnee, Oklahoma. This note bears an interest rate of 10% per annum and is payable upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days. Interest has been accrued in the amount of $24,227 as of September 30, 2010 (2009, $0) and has a principal balance of $242,266 (2009, $242,266).

The Company has also obtained financing from a consultant with a balance of $31,754 (2009, $20,518) and also has received advances of $92,416 (2009,
$67,500) from unrelated third parties. The balances are due on demand and are not interest bearing. However, Generally Accepted Account Principles
(GAAP) requires interest expense to be imputed on the outstanding balances of the advances. The Company has accrued interest in the amount of $13,030 for these advances as of September 30, 2010 (2009, $0).

Note 6  Income Taxes

At September 30, 2010, the Company has accumulated net operating loss carry forwards totaling $339,966 (2009, $185,803), which may be applied against future years income and expire commencing in 2029.

Significant components of the Company's future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:


                                                  2010           2009
                                                  ----           ----
Future income tax assets
    Net tax operating loss carryforward      $      117,446   $    65,031
    Sale of oil and gas properties                   22,100             -
    Less:  Valuation allowance                     (139,546)      (65,031)
                                             ---------------  ------------
                                             $            -   $         -
                                             ===============  ============

The Company recorded no income tax expense for the years ended September 30, 2010 and 2009, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company's ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

                                              2010             2009
                                             Amount           Amount
                                             ------           ------
Income tax benefit computed at the
  statutory rate of 34%                    $   74,736      $    65,031
Increase (reduction) in tax benefit
  Resulting from:

     Permanent items                             (221)               -
     Valuation allowance                      (74,515)         (65,031)
                                           -----------     ------------
Income tax benefit                         $        -      $         -
                                           ===========     ============


Note 7  Related Party Transactions

During the year ended September 30, 2010 and 2009, the Company incurred management fees charged by a director of the Company totaling $12,000 and $18,000, respectively.


Note 8  Common Stock

The Company's capitalization is 200,000,000 common shares with par value of $.001 per share. On November 17, 2008, the Company authorized a forward stock split of twelve for one (12:1) of our total issued and outstanding shares of common stock and was effective January 8, 2009. All references in these financial statements to number of shares, price per share, and weighted average number of common shares outstanding prior to the 12:1 forward stock split have been adjusted to reflect the split on a retroactive basis unless otherwise noted.

a. Upon incorporation on February 7, 2007, the Company issued 12 post split share of common stock to its founding officer and director for nominal consideration.

b. In October 2007, the Company issued 36,000,000 shares of common stock at $0.001 per share to directors of the Company for gross proceeds of $3,000.

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


c. In October 2007, the Company issued 48,000,000 shares of common stock at $0.02 per share for gross proceeds of $80,135.

d. In September 2008, the Company's officers and directors resigned from their positions with the Company. In connection with such resignations, such officers and directors surrendered all of their shares of the Company's common stock, totaling 39,600,012 post split shares, which were then cancelled and returned to treasury. No compensation was paid for the surrender of these shares.


Note 9  Supplemental Oil and Gas Information (Unaudited)


                                                      Full Cost
                                           ---------------------------------
                                                2010             2009
                                           ---------------  ----------------
Capitalized Costs Relating to Oil and Gas
Producing Activities at September 30, 2010
  and 2009
Unproved oil and gas properties            $            -   $             -
Proved oil and gas properties                   1,014,599           993,980
Support equipment and facilities                        -                 -
                                           ---------------  ----------------
                                                1,014,599           993,980
Less accumulated depletion,                       (82,520)          (26,442)
                                           ---------------  ----------------
   Net capitalized costs                   $      932,079   $       967,538
                                           ===============  ================

Costs Incurred in Oil and Gas Producing
Activities for the Year Ended September 30, 2010
  and 2009
Property acquisition costs
     Proved                                $       64,791   $       993,980
     Unproved                              $            -   $             -
Exploration costs                          $            -   $             -
Asset retirement obligation                $       20,829   $             -
Development costs                          $            -   $             -
Amortization rate per equivalent
  barrel of production                     $           18   $            25

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


Results of Operations for Oil and Gas Producing
Activities for the Year Ended September 30, 2010
  and 2009
Oil and gas sales                          $      190,143   $        59,723
Production costs                                   89,431            36,610
Accretion expense                                   2,083                 -
Exploration costs                                       -                 -
Depreciation, depletion, and amortization          56,078            26,442
                                           ---------------  ----------------
                                                   42,551            (3,329)
Income tax expense                                      -                 -
                                           ---------------  ----------------
Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)                           $       42,551   $        (3,329)
                                           ===============  ================

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

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

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


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

                                    For the year ended   For the year ended
                                    September 30, 2010   September 30, 2009
                                    -------------------  -------------------
                                     Oil        Gas       Oil        Gas
                                    (Bbls)     (Mcf)     (Bbls)     (Mcf)
                                    -------  ----------  -------  ----------
Proved developed and
 undeveloped reserves
     Beginning of year               28,932      57,013        -           -
     Revisions of previous estimates  4,900      35,726        -           -
     Improved recovery
     Purchases of minerals in place   2,540      11,902   29,770      58,290
     Extensions and discoveries           -           -        -           -
     Production                      (2,102)     (5,711)    (838)     (1,277)
                                    -------  ----------  -------  ----------
     Sales of minerals in place
     End of year                     34,270      98,930   28,932      57,013
                                    -------  ----------  -------  ----------
Proved developed reserves
     Beginning of year               28,932      57,013        -           -
     End of year                     21,544      58,045   28,932      57,013
Standardized Measure of Discounted Future
     Net Cash Flows at
       September 30, 2010 and 2009
          Future cash inflows                $3,097,543            1,959,859
          Future production costs             1,028,222              715,002
          Future development costs               93,899                    -
          Future income tax expenses            703,569              435,700
                                             ----------            ---------

     Future net cash flows                    1,271,853              809,157
          10% annual discount for estimated
          timing of cash flows                 (620,505)            (275,113)
                                             ----------            ---------

                       PRECISION PETROLEUM CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010 AND 2009
                                  (Audited)


Standardized measures of discounted future
     net cash flows relating to proved oil and
     gas reserves                            $  651,348           $  534,044
                                             ==========           ==========

The following reconciles the change in the
standardized measure of discounted
Future net cash flow during 2010 and 2009.
Beginning of year                            $  534,044           $        -
Sales of oil and gas produced, net of
  production costs                             (100,712)             (23,112)
Net changes in prices and
  production costs                                    -                    -
Extensions, discoveries, and improved
  recovery, less related costs                        -                    -
Development costs incurred during the year
  which were previously estimated                     -                    -
Net change in estimated future development
  Costs                                         (93,899)                   -
Revisions of previous quantity estimates        628,406                    -
Net change from purchases and sales of
  minerals in place                             314,770            1,267,969
Change of discount                             (363,392)            (275,113)
Net change in income taxes                     (267,869)            (435,700)
Other                                                 -                    -
                                             ----------           ----------
End of year                                  $  651,348           $  534,044
                                             ==========           ==========


NOTE 10 -SUBSEQUENT EVENTS

The Company has sold interests in oil and gas leases that it presently owns after the fiscal year ended September 30, 2010.

The Company sold a 30% working interest it owned in the Ed Thompson #2-18 for $8,400 and 19.003906% of their working interest in the Ward McNeil for $19,440.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.


ITEM 9(A)T.  INTERNAL CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report on internal control in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

Directors and Executive Officers

The following sets forth the names, ages and positions of our current directors and executive officers (and persons nominated or chosen to become such) including their term(s) of office as a director and the period during which the person has served: a brief description of the person's business experience during the past five (5) years; and if a director, or any other directorship held in reporting companies naming such company.

Name                       Age    Offices Held

Richard Porterfield         64    Director; President

James Kirby                 50    Chief Financial Officer

Sharon Farris               50    Secretary


Mr. Richard Porterfield - member of the Board of Directors; President

Mr. Porterfield was appointed as a member of the Corporation's Board of Directors and as the Corporation's President and Secretary on January 20, 2009. Mr. Porterfield has been working in the oil and gas industry for over 30 years. From November 2008 to May 2009, he worked as a Geologist for Nitro Petroleum Corp. From January 2004 to April 2006, he worked as a geologist for Hoco, Inc. and from November 2006 to March 2008, he worked as a geologist for Bentrock, Inc. Mr. Porterfield earned an AA degree in Business Management from Rose State College in Midwest City, Oklahoma.


Mr. James Kirby - Chief Financial Officer

Mr. Kirby was appointed as the Company's Chief Financial Officer on June 3, 2009. From September 1997 to present he has been the Vice President of First National Bank of Shawnee. Mr. Kirby has also been a member of the Board of Directors of Nitro Petroleum Incorporated since December 2007. Nitro Petroleum is a public company registered with the SEC. He studied banking at Seminole College and business at Oklahoma State University.

The Company has not entered into any transaction with Mr. Kirby that would be regarded as related party transactions.

Ms. Sharon Farris - Secretary

From September 7, 2008, to January 20, 2009, Ms. Farris served as a member of the Board of Directors and as the Corporation's President, Treasurer and Secretary. On January 20, 2009, Ms. Farris resigned as a member of the Board and as President and Treasurer. Mr. Farris continues to serve as the Corporation's Secretary. On Ms. Farris has been working in the oil and gas industry for the past several years. She has worked for Buccaneer Energy Corporation and HoCo, Inc. for the past two and a half years, working with the Oklahoma Corporation Commission, Oklahoma Tax Commission, Petroleum Engineers, Geologist, Landowners, Attorneys, Crude Purchasers as well as various oil field workers. Ms. Farris was born and raised in Norman, Oklahoma. She studied overseas at the International School in Islamabad, Pakistan for two years and spent her last semester at Norman High School, where she graduated. She then attended the University of Oklahoma, graduating with a Bachelors of Arts and Science. She has over fifteen years of management experience and over five years as a Certified Manager Trainer. She has a family background in the oil and gas industry.


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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2010, there were no filing delinquencies.

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

During the fiscal year ended September 30, 2010, we paid our President and Treasurer, Mr. Porterfield, a total of $12,000 in compensation for his services as our sole executive officer.

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


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We are required under Regulation S-K of the Securities Exchange Act of 1934 (the "Exchange Act") to provide certain information, with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to us to be the beneficial owner of more than five (5) percent of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. Based on our review of statements filed with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock and a review of our shareholders list, as of January 13, 2011, we had only two (2) shareholders who held 5% or more of our common stock, which is our only class of capital stock. As of January 13, 2011, there were 44,400,000 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of December 31, 2010 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of   Name and Address of     Amount and Nature of        Percent of
Class      Beneficial Owner        Beneficial Ownership        Class
--------   ---------------------   -------------------------   ----------
Common     Richard Porterfield               -0-                    0%
           2205 Rushing Meadows
           Edmond, OK 73013

Common     James Kirby                       -0-                    0%
           P.O. Box 1025
           McLoud, OK 74851

Common     Sharon Farris                     -0-                    0%
           Secretary
           9250 75th Street
           Lexington, OK 73051

All officers and directors as a group        -0-                    0%

Beneficial Owners:                        2,350,000                5.3%
Common     Stonehurst Limited
           Suite 13, Oliaji Trade Centre
           Francis Rachel St, Victoria Mahe
           Seychelles

Common     Terra Equity LLC               5,170,000               11.6%
           Henville Building
           Charleston, Nevis


(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)

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

None


Promoters and Control Persons

None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees.

The aggregate fees billed by our auditors, for audit fees during the years ended September 30, 2010, and 2009, were $16,500 and $18,750, respectively.

We did not incur any fees billed by our auditors for audited related services.


Tax Fees.

We did not incur any fees billed by our auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended
September 30, 2010 and 2009.


All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended September 30, 2010 and 2009.

The Board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence. Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

ITEM 15.  EXHIBITS

Exhibit Index

3.1 (a)    Articles of Incorporation*
3.1 (b) Amendments to Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 17, 2008, October 27, 2008, November 17,
           2008, and December 5, 2008.*
3.2        By-laws*
31.1       Section 302 Certification - President
31.2       Section 302 Certification - Chief Financial Officer
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the President.
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Chief Financial Officer.

*Incorporated by reference to our Registration Statement on Form S-1 file number 333-149823, filed on March 20, 2008.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of January, 2011.


PRECISION PETROLEUM CORPORATION

Date: January 13, 2011            By:   /s/ Richard Porterfield
                                        -------------------------------------
                                  Name:     Richard Porterfield
                                  Title:    President, Principal Executive
                                            Officer,


                                  By:   /s/ James Kirby
                                        -------------------------------------
                                  Name:     James Kirby
                                  Title:    Chief Financial Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer


Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:


PRECISION PETROLEUM CORPORATION

Dated:  January 13, 2011          By:   /s/ Richard Porterfield
                                        -------------------------------------
                                  Name:     Richard Porterfield
                                  Title:    Director