Form 10-Q
period 2010-12-31
PRECISION PETROLEUM Corp
filed 2011-02-17
CIK 1430057

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2010

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

Number of shares outstanding of the registrant's class of common stock as of February 15, 2011: 84,401,584

                       Precision Petroleum Corporation

                           INDEX TO THE FORM 10-Q

              For the quarterly period ended December 31, 2010


                                                                 PAGE
                                                                 ----
PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
           Balance Sheets                                        F-1
           Statements of Operations                              F-2
           Statement of Stockholders' Deficit                    F-3
           Statements of Cash Flows                              F-4
           Notes to the Financial Statements                     F-5 to F-13
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                   3
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK                                                  5
ITEM 4.    CONTROLS AND PROCEDURES                               5
ITEM 4T.                                                         5

PART II    OTHER INFORMATION                                     5
ITEM 1.    LEGAL PROCEEDINGS                                     5
ITEM 1A.   RISK FACTORS                                          5
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND
           USE OF PROCEEDS                                       5
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                       6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   6
ITEM 5.    OTHER INFORMATION                                     6
ITEM 6.    EXHIBITS                                              6
           SIGNATURES                                            7

                       PRECISION PETROLEUM CORPORATION
                                BALANCE SHEETS

                                                  December 31, September 30,
                                                     2010           2010
                                                  (Unaudited)     (Audited)
                                                  ------------  ------------
                                    ASSETS
Current
  Cash and cash equivalents                       $     6,105   $     8,495
  Accounts receivable, net                             50,417        50,417
                                                  ------------  ------------
          Total current assets                         56,522        58,912

Oil and gas properties, -using full
 cost accounting                                      986,243     1,014,599
   Less accumulated depletion                         (95,499)      (82,520)
                                                  ------------  ------------
    Oil and gas properties-net                        890,744       932,079

Long term assets
   Participation deposits                              57,500        57,500
                                                  ------------  ------------
          Total long term assets                      948,244       989,579
                                                  ------------  ------------
          Total assets                            $ 1,004,766   $ 1,048,491
                                                  ============  ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable and accrued liabilities        $   136,996   $   217,708
  Advances                                             92,416        92,416
  Notes payable                                       278,392       993,980
                                                  ------------  ------------
  Total current liabilities                           507,804     1,304,104
                                                  ------------  ------------

Long term liabilities
   Asset retirement obligations                        23,485        22,912
                                                  ------------  ------------
          Total long term liabilities                  23,485        22,912
                                                  ------------  ------------
          Total liabilities                           531,289     1,327,016
                                                  ------------  ------------

Capital stock
  Authorized:
    200,000,000 common stock, $0.001 par value;
  Issued and outstanding:
    84,401,584 common shares (2009: 44,400,000)        84,402        44,400
Additional paid-in capital                            846,304        82,691
Accumulated deficit                                  (457,229)     (405,616)
                                                  ------------  ------------
          Total stockholders' equity (deficit)         473,477      (278,525)
                                                  ------------  ------------
          Total liabilities and
          stockholders' equity (deficit)           $ 1,004,766   $ 1,048,491
                                                  ============  ============

                            See accompanying notes

                      PRECISION PETROLEUM CORPORATION
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                      Three Months Ended
                                                         December 31,
                                                         ------------
                                                       2010          2009
                                                   ------------  ------------
Revenues
  Oil and gas sales                                $    43,550   $    63,011
                                                   ------------  ------------
     Total revenues                                     43,550        63,011
                                                   ------------  ------------

Expenses
  Lease operating                                       25,994         5,474
  Production taxes                                       3,135         4,536
  Depletion                                             12,979        24,685
  Accretion expense                                        573             -
  Legal and accounting                                   9,000        12,695
  Management fees                                        3,000         3,000
  General and administrative                            13,679        23,018
                                                   ------------  ------------
     Total operating expenses                           68,360        73,408
                                                   ------------  ------------

Other expense
  Interest                                              26,803        24,850
                                                   ------------  ------------
     Total other expense                                26,803        24,850
                                                   ------------  ------------

Net loss                                           $   (51,613)  $   (35,247)
                                                   ============  ============

Basic loss per share                               $     (0.00)  $     (0.00)
                                                   ============  ============

Weighted average number of shares outstanding-
  basic                                             82,643,273    44,400,000
                                                   ============  ============

                           See accompanying notes

                       PRECISION PETROLEUM CORPORATION
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the three months ended December 31, 2010


                       Common Shares     Addi-
                     ------------------  tional    Accum-
                                   Par   Paid-in   ulated
                       Number     Value  Capital   Deficit    Total
                     ---------- ------- ------- ---------- ----------
Balance
as of
Sept. 30,
2010                 44,400,000 $44,400 $82,691 $(405,616) $(278,525)

Common stock
issued for
settlement of
note payable         40,001,584  40,002 675,586         -    715,588

Interest
Forgiven                              -  88,027         -     88,027

Net loss for
the three
months                                            (51,613)   (51,613)
                     ---------- ------- ------- ---------- ----------

Balance
as of
Dec. 31,
2010                84,401,584 $84,402 $846,304 $(457,229) $ 473,477
                    ========== ======= ======== ========== ==========

                           See accompanying notes

                       PRECISION PETROLEUM CORPORATION
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Three months ended
                                                          December 31,
                                                      ----------------------
                                                         2010        2009
                                                      ----------  ----------
Operating activities
  Net loss for the period                             $ (51,613)  $ (35,247)
  Adjustments for items not effecting cash:
    Depletion                                            12,979      24,685
    Accretion expense                                       573           -
  Changes in operating assets and liabilities
    Accounts receivable                                       -      (3,570)
    Other receivables                                         -      (1,533)
    Accounts payable and accrued liabilities              7,315      33,418
                                                      ----------  ----------
Cash provided by (used in) operating activities         (30,746)     17,753
                                                      ----------  ----------

Investing activities
  Acquisition of oil and gas properties                       -     (28,634)
  Sale of oil and gas properties                         28,356           -
  Participation deposits                                      -     (11,500)
                                                      ----------  ----------
Cash provided by (used in) investing activities          28,356     (40,134)
                                                      ----------  ----------

Financing activities
  Advances                                                    -      10,000
                                                      ----------  ----------
Cash provided by financing activities                         -      10,000
                                                      ----------  ----------


Decrease in cash during the year                         (2,390)    (12,381)

Cash, beginning of the period                             8,495      12,944
                                                      ----------  ----------

Cash, end of the period                               $   6,105   $     563
                                                      ==========  ==========

Supplemental disclosure of cash flow information
  Cash paid during the year for income taxes          $       -   $       -
                                                      ==========  ==========
  Cash paid during the year for interest              $       -   $       -
                                                      ==========  ==========

Non-cash investing and financing activities
  Settlement of promissory note payable for
  40,001,584 shares of common stock	                   $(715,588)  $       -
  Interest Forgiven                                      88,027           -
                                                        ----------  ----------
                                                      $       -   $       -
                                                      ==========  ==========

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)


Note 1  Interim Reporting

The accompanying financial statements of Precision Petroleum Corporation have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at December 31, 2010 and our income, stockholder's equity (deficit) and cash flows for the three months ended December 31, 2010 and 2009. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the financial statements included in our 2010 Annual Report on Form 10-K.


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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)


These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2010, the Company had not yet achieved profitable operations, has an aggregate accumulated deficit of $457,229 has a working capital deficiency of $451,282, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.


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

Cash and cash equivalents
-------------------------

The Company considers cash and cash equivalents to be all highly liquid debt instruments with a maturity when purchased of three months or less.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)

The Company maintains its cash balances in one financial institution in Shawnee, Oklahoma. The balance at this institution is generally insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2010 and September 30, 2010, the Company's cash in this financial institution was less than the federally insured limits.

Allowance for doubtful accounts
-------------------------------

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

Property and equipment
----------------------

Equipment is recorded at cost. Depreciation is provided using the straight line method. As of December 31, 2010 the Company did not have any property or equipment.

Oil and Gas Properties
----------------------

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

The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in recoverable value. If a reduction in recoverable value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)


Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 25%.

Assets Retirement Obligations
-----------------------------

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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)


The following table shows the activity for the three months ended December 31, 2010 and September 30, 2010, relating to the Company's retirement obligation:
                                          December 31,  September 30,
                                             2010           2010
                                             ----           ----
Beginning balance at October 1              $22,912        $22,912
Accretion expense                               573              -

Ending balance at December 31               $23,485        $22,912


Impairment of Long-Lived Assets
-------------------------------
The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances have indicated that the carrying amount of assets might not be recoverable and have appropriately recorded the adjustment.


Basic and Diluted Loss Per Share
--------------------------------

Basic loss per share is computed using the weighted average number of shares outstanding defined by FASB Accounting Standards Codification Topic 260, "Earnings Per Share" during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculated date. Diluted loss per share has not been provided as it would be anti-dilutive. As of December 31, 2010 and 2009, the Company did not have any outstanding stock options or warrants.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)


Revenue Recognition
-------------------

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

b) In an agreement dated on December 1, 2009, but made effective January 1, 2010, the Company sold all of its working interest in the Heath lease located in Seminole County, Oklahoma. The sales price for this transaction was $55,000, to be paid on or before one year from the date of the agreement.
The Company received a payment in the amount of $4,583 from the purchaser with a balance due of $50,417. The amount due is not in default as of December 30, 2010.

On September 16, 2010, the Company, along with Global Energy, LLC
(Plaintiffs), filed a joint petition against Reed Power Tongs, Inc. and 4K Energy, LLC (Defendants), alleging breach of contract of the joint operating agreement the Plaintiffs entered into with the Defendants covering the Karsyn No. 1, the Heath well and the Josh well.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)


The Plaintiffs are alleging that the Defendants charged excessive fees for services rendered by unrelated entities, failed to obtain written approval from working interest owners before charging inflated fees with their affiliated companies and knowingly and intentionally withholding of production revenue from both Precision and Global.

The Plaintiffs are demanding an accounting of all charges and revenue for the Karsyn, Josh and Heath wells and are asking for damages related to breach of contract and fraud. The Plaintiffs are asking for damages in excess of $10,000 for four different actions and also for sums in excess of $10,000 for punitive and exemplary damages for the Defendants conduct described in the petition. (See Note 8)

On February 22, 2010, the Company sold all of its working interest in the Jameson lease, retaining a three percent (3%) overriding royalty interest. The sale price for this transaction was $10,000 and has been paid in full.

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

The Company has sold interests in oil and gas leases that it presently owns. The Company sold 43.5% of the Thompson 2-18 in November 2010 for $8,916 and 19.003906% of the Ward McNeil in December 2010 for $19,440.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)


Note 5  Notes Payable and Short-Term Financing

At December 23, 2010, the Company had a short term note payable to Sierra Growth, Inc., an investment company located in Charlestown, Nevis, West Indies. This note bears an interest rate of 10% per annum and is due upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days. Effective December 23, 2010, the Company converted $715,588 of this debt into 40,001,584 shares of common stock of the Company. A total of $88,027 of interest related to this principal amount was forgiven. The Company has a short term note payable with Sierra Growth in the amount of $36,126 with accrued interest of $4,523 as of December 31, 2010.

At December 31, 2010, the Company had a short term note payable to Global Energy, LLC, an oil and gas company located in Shawnee, Oklahoma. This note bears an interest rate of 10% per annum and is payable upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty
(60) days. Interest has been accrued in the amount of $30,333 as of December 31, 2010 ($24,227: September 30, 2010) and has a principal balance of $242,266 ($242,266: September 30, 2010).

The Company has also obtained financing from a consultant with a balance of $32,754 ($31,754: September 30, 2010)and also received advances of $92,416 ($92,416: September 30, 2010) from unrelated third parties. The balances are due on demand and are not interest bearing. However, Generally Accepted Account Principles(GAAP) requires interest expense to be imputed on the outstanding balances of the advances. The Company has accrued interest in the amount of $17,078 for these advances as of December 31, 2010 ($13,030:
September 30, 2010).

Note 6  Related Party Transactions

During the three months ended December 31, 2010 and 2009, the Company incurred management fees charged by a director of the Company totaling $3,000 and $3,000, respectively.

As discussed in Note 5, the Company converted a short term payable to Sierra Growth in the amount of $715,588 into 40,001,584 shares of its common stock. A total of $88,027 of interest related to this principal amount was forgiven. After this conversion, Sierra Growth owned 47% of the Company's issued and outstanding common stock.

Also discussed in Note 5, the Company has a short term note payable with Sierra Growth in the amount of $36,126 with accrued interest of $4,523 as of December 31, 2010.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)


Note 7  Common Stock

By written consent of the Board of Directors effective December 23, 2010, Company and Sierra Growth agreed to convert the $715,588 of principal amount due to Sierra Growth into 40,001,584 common shares of the Company based on the weighted average price of stock from December 8, 2010 to December 21, 2010 which was calculated to be $0.017889. Furthermore, an accrued interest expense in the amount of $88,027 was forgiven at the time of conversion.
As of December 31, 2010 there were 84,401,584 shares of common stock issued and outstanding. (See Note 5 and 6 for additional discussion).


Note 8  Subsequent Events

On January 21, 2011, the Company settled a lawsuit initiated by itself, along with Global Energy, LLC (Plaintiffs), filed against Reed Power Tongs, Inc. and 4K Energy, LLC (Defendants), alleging breach of contract of the joint operating agreement the Plaintiffs entered into with the Defendants covering the Karsyn No. 1, the Heath well and the Josh well. The Company will receive $80,000 in exchange of the accounts receivable of $50,417, due from the Defendants and an assignment of its interest in the Heath, Karsyn and Josh wells. (See Noted 4(b))

                   Management's Discussion and Analysis

As used in this Interim Report: (i) the terms "we", "us", "our" and the "Company" mean Precision Petroleum Corporation (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following is a discussion of our plan of operations, results of operations and financial condition as of and for the three months ended December 31, 2010.

Liquidity and Capital Resources

The Company had a cash balance of $6,105 as of December 31, 2010, compared to cash balance of $8,495 as of September 30, 2010.

The Company will continue to utilize the free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.

Results of Operations

For the three months ended December 31, 2010, the Company had revenue of $43,550, as compared to $63,011 for the three months ended December 31, 2009.

Cost of continued operations and other expense for the three months ended December 31, 2010 was $95,163 resulting in a net loss for the period of $51,613 compared to costs of continued operations and other expense of $98,258 for the three months ended December 31, 2009 resulting in a net loss for the period of $35,247. Depletion, legal costs and general and administrative costs were down significantly from the prior quarter.

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

Plan of Operation for the Next Twelve (12) Months

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing in our Form 10-K annual report for the year ended September 30, 2010.

Our plan of operations for the next twelve months is to maintain the current properties we have which we feel will generate more revenue.

We estimate that our expenditures over the next twelve months will be $120,000 to cover ongoing general and administrative expenses. As at December 31, 2010, we had cash and cash equivalents of $6,105 and working deficit of $451,282.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

By written consent of the Board of Directors effective December 23, 2010, the Company issued 40,001,584 of the Company's common stock by converting $715,588 of the principal amount of debt owed to Sierra Growth and a total of $88,027 of interest which was forgiven. As of December 31, 2010 there were 84,401,584 shares of common stock issued and outstanding.

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

PRECISION PETROLEUM CORPORATION

Date: February 17, 2011            By:    /s/ Richard Porterfield
      -----------------                   -----------------------
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