Form 10-Q
period 2011-03-31
PRECISION PETROLEUM Corp
filed 2011-05-26
CIK 1430057

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2011

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

Number of shares outstanding of the registrant's class of common stock as of May 23, 2011: 84,401,584

                       Precision Petroleum Corporation

                           INDEX TO THE FORM 10-Q

              For the quarterly period ended March 31, 2011


                                                                 PAGE
                                                                 ----
PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
           Balance Sheets                                        F-1
           Statements of Operations                              F-2
           Statement of Stockholders' Deficit                    F-3
           Statements of Cash Flows                              F-4
           Notes to the Financial Statements                     F-5 to F-13
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                   3
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK                                                  5
ITEM 4.    CONTROLS AND PROCEDURES                               5
ITEM 4T.                                                         5

PART II    OTHER INFORMATION                                     5
ITEM 1.    LEGAL PROCEEDINGS                                     5
ITEM 1A.   RISK FACTORS                                          5
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND
           USE OF PROCEEDS                                       5
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                       6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   6
ITEM 5.    OTHER INFORMATION                                     6
ITEM 6.    EXHIBITS                                              6
           SIGNATURES                                            7

                       PRECISION PETROLEUM CORPORATION
                                BALANCE SHEETS

                                                   March 31,    September 30,
                                                     2011           2010
                                                  (Unaudited)     (Audited)
                                                  ------------  ------------
                                    ASSETS
Current
  Cash and cash equivalents                       $    30,497   $     8,495
  Accounts receivable, net                             11,389        50,417
                                                  ------------  ------------
          Total current assets                         41,886        58,912

Oil and gas properties, -using full
 cost accounting                                      833,724     1,014,599
   Less accumulated depletion                        (109,187)      (82,520)
                                                  ------------  ------------
    Oil and gas properties-net                        724,537       932,079

Long term assets
   Participation deposits                              57,500        57,500
                                                  ------------  ------------
          Total long term assets                      782,037       989,579
                                                  ------------  ------------
          Total assets                            $   823,923   $ 1,048,491
                                                  ============  ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable and accrued liabilities        $    67,563   $   184,954
  Due to related party                                 32,754        32,754
  Advances                                             89,916        82,416
  Notes payable                                       242,266       242,266
  Notes payable-related party                          46,126       761,714
                                                  ------------  ------------
  Total current liabilities                           478,625     1,304,104
                                                  ------------  ------------

Long term liabilities
   Asset retirement obligations                        24,058        22,912
                                                  ------------  ------------
          Total long term liabilities                  24,058        22,912
                                                  ------------  ------------
          Total liabilities                           502,683     1,327,016
                                                  ------------  ------------

Capital stock
  Authorized:
    200,000,000 common stock, $0.001 par value;
  Issued and outstanding:
    84,401,584 common shares (2009: 44,400,000)        84,402        44,400
Additional paid-in capital                            846,304        82,691
Accumulated deficit                                  (609,466)     (405,616)
                                                  ------------  ------------
          Total stockholders' equity (deficit)        321,240      (278,525)
                                                  ------------  ------------
          Total liabilities and
          stockholders' equity (deficit)           $  823,923   $ 1,048,491
                                                  ============  ============

                            See accompanying notes

                      PRECISION PETROLEUM CORPORATION
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                          Three Months Ended           Six Months Ended
                               March 31,                   March 31,
                       --------------------------  --------------------------
                           2011          2010          2011          2010
                       ------------  ------------  ------------  ------------
Revenues
  Oil and gas sales    $    63,017   $    37,945   $   106,567   $   100,957
                       ------------  ------------  ------------  ------------
     Total revenues         63,017        37,945       106,567       100,957
                       ------------  ------------  ------------  ------------

Expenses
  Lease operating           50,323        17,570        76,318        23,044
  Production taxes           4,511         2,732         7,646         7,268
  Bad debts                      -        13,851             -        13,851
  Depletion                 13,688        14,413        26,667        39,098
  Accretion expense            573             -         1,146             -
  Legal and accounting       9,863        15,704        18,863        28,399
  Impairment on oil
   and gas properties      118,036             -       118,036             -
  Loss on sale of
   oil and gas
   properties                    -         9,502             -         9,502
  Management fees            5,000         3,000         8,000         6,000
  General and
   administrative           22,892        21,696        36,571        44,714
                       ------------  ------------  ------------  ------------
     Total operating
      expenses           (224,886)      (98,468)     (293,247)     (171,876)
                       ------------  ------------  ------------  ------------

Other income (expense)
  Interest                 (9,951)      (32,411)      (36,753)      (57,261)
  Gain on settlement        19,583             -        19,583             -
                       ------------  ------------  ------------  ------------
     Total other
      Income (expense)       9,632      (32,411)       (17,170)      (57,261)
                       ------------  ------------  ------------  ------------

Net loss               $ (152,237)  $   (92,934)  $  (203,850)  $  (128,180)
                       ============  ============  ============  ============

Basic loss per share   $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                       ============  ============  ============  ============

Weighted average number of
shares outstanding-
  basic                 84,401,584    44,400,000    83,517,571    44,400,000
                       ============  ============  ============  ============

                          See accompanying notes

                       PRECISION PETROLEUM CORPORATION
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the six months ended March 31, 2011


                       Common Shares     Addi-
                     ------------------  tional    Accum-
                                   Par   Paid-in   ulated
                       Number     Value  Capital   Deficit    Total
                     ---------- ------- ------- ---------- ----------
Balance
as of
Sept. 30,
2010                 44,400,000 $44,400 $82,691 $(405,616) $(278,525)

Common stock
issued for
settlement of
note payable         40,001,584  40,002 675,586         -    715,588

Interest
Forgiven                              -  88,027         -     88,027

Net loss for
the six
months                                           (203,850)  (203,850)
                     ---------- ------- ------- ---------- ----------

Balance
as of
March 31,
2011                84,401,584 $84,402 $846,304 $(609,466) $ 321,240
                    ========== ======= ======== ========== ==========

                           See accompanying notes

                       PRECISION PETROLEUM CORPORATION
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Six months ended
                                                            March 31,
                                                      ----------------------
                                                         2011        2010
                                                      ----------  ----------
Operating activities
  Net loss for the period                             $(203,850)  $(128,180)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depletion                                            26,667      39,098
    Impairment on oil and gas property                  118,036           -
    Loss on sale of assets                                    -       9,502
    Gain on settlement                                 (19,583)           -
    Accretion expense                                     1,146           -
  Changes in operating assets and liabilities
    Accounts receivable                                  39,028     (55,535)
    Other receivables                                         -      10,028
    Accounts payable and accrued liabilities            (29,364)     68,643
                                                      ----------  ----------
Cash used in operating activities                       (67,920)    (56,444)
                                                      ----------  ----------

Investing activities
  Acquisition of oil and gas properties                     (18)    (28,634)
  Sale of oil and gas properties                         82,440      65,000
  Participation deposits                                      -     (11,500)
                                                      ----------  ----------
Cash provided by (used in) investing activities          82,422      24,866
                                                      ----------  ----------

Financing activities
  Advances                                                7,500       24,916
  Due to related party                                        -            -
                                                      ----------  ----------
Cash provided by financing activities                     7,500       24,916
                                                      ----------  ----------


Increase (decrease) in cash during the year              22,002      (6,662)

Cash, beginning of the period                             8,495      12,944
                                                      ----------  ----------

Cash, end of the period                               $  30,497   $   6,282
                                                      ==========  ==========

Supplemental disclosure of cash flow information
  Cash paid during the year for income taxes          $       -   $       -
                                                      ==========  ==========
  Cash paid during the year for interest              $       -   $       -
                                                      ==========  ==========

Non-cash investing and financing activities
  Settlement of promissory note payable for
  40,001,584 shares of common stock	                   $(715,588)  $       -
  Interest Forgiven                                     (88,027)          -


                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              MARCH 31, 2011
                                (Unaudited)


Note 1  Interim Reporting

The accompanying financial statements of Precision Petroleum Corporation have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2011 and our income, stockholder's equity (deficit) and cash flows for the three and six months ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              MARCH 31, 2011
                                (Unaudited)



These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2011, the Company had not yet achieved profitable operations, has an aggregate accumulated deficit of $609,466 has a working capital deficiency of $436,739, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.


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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              MARCH 31, 2011
                                (Unaudited)


The Company maintains its cash balances in one financial institution in Shawnee, Oklahoma. The balance at this institution is generally insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2011 and September 30, 2010, the Company's cash in this financial institution was less than the federally insured limits.

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

Property and equipment
----------------------

Equipment is recorded at cost. Depreciation is provided using the straight line method. As of March 31, 2011 the Company did not have any property or equipment.

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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              MARCH 31, 2011
                                (Unaudited)

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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                            DECEMBER 31, 2010
                               (Unaudited)


The following table shows the activity for the three months ended December 31, 2010 and September 30, 2010, relating to the Company's retirement obligation:
                                           March 31,    September 30,
                                             2011           2010
                                             ----           ----
Beginning balance at October 1              $22,912        $     -
Accretion expense                             1,146              -
                                            -------        -------

Ending balance at March 31                  $24,058        $     -
                                            =======        =======

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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              MARCH 31, 2011
                                (Unaudited)


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

In November of 2009, the Company acquired a 57.2682% working interest in the Thompson #2 well, located in Garvin County, Oklahoma. They sold 30% of their working interest in the Thompson #2 well for $8,400 in November 2010 and another 13.46774% for $35,016 in January 2011. The Company still owns a 13.80046% working interest in this well.

In June of 2010, the Company acquired an additional 25% working interest in the Mason Burns well in exchange for the assumption of the seller's debt to the operator of the well in the amount of $1,657.

In December 2010, the Company sold 19.003906% of its working interest in the Ward McNeil lease for $19,440. The Company still owns a 10% working interest in this well.

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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              MARCH 31, 2011
                                (Unaudited)


On September 16, 2010, the Company, along with Global Energy, LLC
(Plaintiffs), filed a joint petition against Reed Power Tongs, Inc. and 4K Energy, LLC (Defendants), alleging breach of contract of the joint operating agreement the Plaintiffs entered into with the Defendants covering the Karsyn No. 1, the Heath well and the Josh well.

On January 19, 2011, the Company along with Global Energy, LLC entered into a settlement agreement in this matter, with the Defendants agreeing to pay the Company $70,000 and for the Company to assign its interest in the Karsyn, Heath and Josh wells. The Company applied $50,417 of the proceeds to the accounts receivable owed to them by the Defendants and applied the balance of the proceeds, $19,583, as a gain on settlement. Additionally, the Company recognized an impairment of $118,036 on the Karsyn well as of March 31, 2011.

c) On February 22, 2010, the Company sold all of its working interest in the Jameson lease, retaining a three percent (3%) overriding royalty interest. The sale price for this transaction was $10,000 and has been paid in full.

d) On January 27, 2009, the Company entered into a Participation Agreement with Nitro Petroleum Incorporated ("Nitro"), pursuant to which the Company obtained from Nitro the right to participate in Phase One of Nitro's Powder River Basin Project in Montana. Nitro acquired certain oil and gas leases in the Powder River Basin in Montana pursuant to a Memorandum of Understanding dated January 26, 2009 with REDS, LLC.

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

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              MARCH 31, 2011
                                (Unaudited)


Note 5  Notes Payable and Short-Term Financing

At December 23, 2010, the Company had a short term note payable to Sierra Growth, Inc., an investment company located in Charlestown, Nevis, West Indies. This note bears an interest rate of 10% per annum and is due upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days. Effective the December 23, 2010, the Company converted $715,588 of this debt into 40,001,584 shares of common stock of the Company. A total of $88,027 of interest related to this principal amount was forgiven. The Company has a short term note payable with Sierra Growth in the amount of $36,126 with accrued interest of $5,414 as of March 31, 2011.

At March 31, 2011, the Company had a short term note payable to Global Energy, LLC, an oil and gas company located in Shawnee, Oklahoma. This note bears an interest rate of 10% per annum and is payable upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty
(60) days. Interest has been accrued in the amount of $36,307 as of March 31, 2011 ($24,227; September 30, 2010) and has a principal balance of $242,266 ($242,266; September 30, 2010).

The Company has also obtained financing from a consultant with a balance of $32,754 ($31,754: September 30, 2010) and also has received advances of $92,416 ($92,416: September 30, 2010) from unrelated third parties. The balances are due on demand and are not interest bearing. However, Generally Accepted Account Principles (GAAP) requires interest expense to be imputed on the outstanding balances of the advances. The Company has accrued interest in the amount of $20,164 for these advances as of March 31, 2011 (2009, $0).
Note 6  Related Party Transactions


Note 6  Related Party Transactions

During the six months ended March 31, 2011 and 2010, the Company incurred management fees charged by a director of the Company totaling $8,000 and $6,000, respectively.

As discussed in Note 5, the Company converted a short term payable to Sierra Growth in the amount of $715,588 along with accrued interest in the amount of $88,027 into 40,001,584 shares of its common stock. After this conversion, Sierra Growth owned 47% of the Company's issued and outstanding common stock.

Also discussed in Note 5, the Company had a short term note payable with Sierra Growth in the amount of $36,126 with accrued interest of $5,414 as of March 31, 2011.

                      PRECISION PETROLEUM CORPORATION
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                              MARCH 31, 2011
                                (Unaudited)


Note 7  Common Stock

By written consent of the Board of Directors effective December 23, 2010, the Company and Sierra Growth agreed to convert the $715,588 of principal amount due to Sierra Growth into 40,001,584 common shares of the Company based on the weighted average price of stock from December 8, 2010 to December 21, 2010 which was calculated to be $.017889. Furthermore, an accrued interest expense in the amount of $88,027 was forgiven at the time of conversion. As of March 31, 2011 there were 84,401,584 shares of common stock issued and outstanding. (See Note 5 and 6 for additional discussion).

Note 8  Subsequent Events

The Company has entered into an agreement with CAVU Resources, Inc. to sell its 50% share of the Montana Prospect in the Powder River Basin which consists of a 1,600 acre lease with additional acreage lease options at a future date. Also included in the offer is that Precision will receive $150,000 in cash, a 1.6667% ORRI in the 1,600 acre lease, and 2,500 shares of CAVU Resources, Inc. free trading shares.

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

The following is a discussion of our plan of operations, results of operations and financial condition as of and for the three and six months ended March 31, 2011.

Liquidity and Capital Resources

The Company had a cash balance of $30,497 as of March 31, 2011, compared to cash balance of $8,495 as of September 30, 2010.

The Company will continue to utilize the free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.

Results of Operations

For the three months ended March 31, 2011, the Company had revenue of $63,017, as compared to $37,945 for the three months ended March 31, 2010. For the six months ended March 31, 2011, the Company had revenue of $106,567, as compared to $100,957 for the six months ended March 31, 2010.

Cost of continued operations and other expenses for the three months ended March 31, 2011 was $224,886 resulting in a net loss for the period of $152,237 compared to costs of continued operations and other expenses of $98,468 for the three months ended March 31, 2010 resulting in a net loss for the period of $92,934. Depletion, legal costs and general and administrative costs were down significantly from the prior quarter.
For the six months ended March 31, 2011, the Company had a net loss of $203,850, as compared to a net loss of $128,180 for the six months ended March 31, 2010.

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

We estimate that our expenditures over the next twelve months will be $120,000 to cover ongoing general and administrative expenses. As at March 31, 2011, we had cash and cash equivalents of $30,497 and working deficit of $436,739.

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

* Incorporated by reference to our Form S-1 Registration Statement filed on April 24, 2008, SEC File Number 333-149823.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23th day of May, 2011.

PRECISION PETROLEUM CORPORATION

Date: May 23, 2011                 By:    /s/ Richard Porterfield
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