Form 10-Q
period 2011-06-30
PRECISION PETROLEUM Corp
filed 2011-08-18
CIK 1430057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

PRECISION PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-53199	71-1029846
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

624 W. Independence, Suite 101 A, Shawnee, OK 74804
(Address of Principal Executive Offices) (Zip Code)

(405) 924-0298
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of common stock outstanding as of August 18, 2011: 84,401,584.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

PRECISION PETROLEUM CORPORATION
BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$ 2,109	$ 8,495
Accounts receivable, net	15,204	50,417

Total current assets	17,313	58,912

Property and equipment, net	756	-
Less accumulated depreciation	(19)

Property and equipment, net	737	-

Oil and gas properties, - using full cost accounting	836,002	1,014,599
Less accumulated depletion	(112,427)	(82,520)

Oil and gas properites-Net	723,575	932,079

Long term assets
Participation deposits	57,500	57,500

Total long term assets	57,500	57,500

Total assets	$ 799,125	$ 1,048,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 79,511	$ 184,954
Due to related party	32,754	32,754
Advances	89,916	82,416
Notes payable	242,266	242,266
Notes payable-related party	46,126	761,714

Total current liabilities	490,573	1,304,104

Long term liabilities
Asset retirement obligations	24,630	22,912

Total long term liabilities	24,630	22,912

Total liabilities	515,203	1,327,016

Capital stock
Authorized:
200,000,000 common stock, $0.001 par value;
Issued and outstanding:
84,401,584 common shares (2009: 44,400,000)	84,402	44,400
Additional paid-in capital	846,683	82,691
Accumulated deficit	(647,163)	(405,616)

Total stockholders' equity (deficit)	283,922	(278,525)

Total liabilities and stockholders' equity (deficit)	$ 799,125	$ 1,048,491

PRECISION PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Revenues
Oil and gas sales	$ 43,374	$ 40,104	$ 149,941	$ 141,061

Total revenues	43,374	40,104	149,941	141,061

Expenses
Lease operating	29,625	27,224	105,943	50,268
Production taxes	3,122	2,720	10,768	9,988
Bad debts	-	-	-	13,851
Depletion and depreciation	3,259	16,598	29,926	55,696
Accretion expense	573	-	1,718	-
Legal and accounting	5,370	7,893	24,590	34,340
Impairment on oil and gas propeties	-	-	118,036	-
Loss on sale of oil and gas properties	-	-	-	9,502
Management fees	3,000	3,000	11,000	9,000
General and administrative	25,742	19,121	61,957	63,940

Total operating expenses	70,691	76,556	363,938	246,585

Other income (expense)
Interest expense	(10,380)	(27,815)	(47,133)	(85,075)
Gain on settlement	-	-	19,583	-

Total other income (expense)	(10,380)	(27,815)	(27,550)	(85,075)

Net loss	$ (37,697)	$ (64,267)	$ (241,547)	$ (190,599)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding-basic	84,401,584	44,400,000	83,813,325	44,400,000

PRECISION PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	June 30

	2011	2010

Operating Activities
Net loss for the period	$ (241,547)	$ (190,599)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depletion and depreciation	29,926	55,696
Impairment on oil and gas property	118,036	-
Loss on sale of assets	-	9,502
Gain on settlement	(19,583)	-
Accretion expense	1,718	-
Changes in operating assets and liabilities
Accounts receivable	35,213	(35,817)
Other receivables	-	9,510
Accounts payable and accrued liabilities	(17,416)	97,181

Cash used in operating activities	(93,653)	(54,527)

Investing Activities
Acquisition of oil and gas properties	(2,296)	(30,290)
Acquisition of property and equipment	(756)
Sale of oil and gas properties	82,440	65,000
Participation deposits	-	(11,500)

Cash provided by investing activities	79,388	23,210

Financing Activities
Return of short swing profit	379	-
Advances	7,500	24,916

Cash provided by financing activities	7,879	24,916

Decrease in cash during the year	(6,386)	(6,401)

Cash, beginning of the period	8,495	12,944

Cash, end of the period	$ 2,109	$ 6,543

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ -	$ -

Non-cash investing and financing activities
Settlement of promissory note payable for
40,001,584 shares of common stock	$ (715,588)	$ -
Interest forgiven	$ (88,027)	$ -

PRECISION PETROLEUM CORPORATION

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Note 1 Interim Reporting

The accompanying financial statements of Precision Petroleum Corporation have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2011 and our income, stockholder’s equity (deficit) and cash flows for the three and nine months ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2011, the Company had not yet achieved profitable operations, has an aggregate accumulated deficit of $647,163, has a working capital deficiency of $473,260, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

PRECISION PETROLEUM CORPORATION

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Reclassification

The Company reclassified $32,754 of accounts payable and accrued liabilities as of June 30, 2011 to due to related party to conform to the current presentation.

The Company reclassified $10,000 of advances as of June 30, 2011 to notes payable-related party to conform to the current presentation. These reclassifications had no effect on the Company’s financial condition, results of operation, or cash flows.

Cash and cash equivalents

The Company considers cash and cash equivalents to be all highly liquid debt instruments with a maturity when purchased of three months or less.

The Company maintains its cash balances in one financial institution in Shawnee, Oklahoma. The balance at this institution is generally insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2011 and September 30, 2010, the Company’s cash in this financial institution was less than the federally insured limits.

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

PRECISION PETROLEUM CORPORATION

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

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

The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregate basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in recoverable value. If a reduction in recoverable value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

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

PRECISION PETROLEUM CORPORATION

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

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

The Company owns interests in oil and natural gas properties, which may require expenditures to plug and abandon the wells when the oil and natural gas reserves in the wells are depleted. Fair value of legal obligations to retire and remove long-lived assets is recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, this cost is capitalized by increasing the carrying amount of the related properties and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties and equipment is depreciated over the useful life of the remaining asset. The Company does not have any assets restricted for the purpose of settling the liabilities.

The following table shows the activity for the nine months ended June 30, 2011 and September 30, 2010 relating to the Company’s retirement obligation for the liability:

	June 30, 2011	September 30, 2010
Beginning Balance at October 1	$22,912	$ -
Accretion expense	1,718	-

Ending balance at June 30	$24,630	$ -

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances have indicated that the carrying amount of assets might not be recoverable and have appropriately recorded the adjustment.

PRECISION PETROLEUM CORPORATION

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share” during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculated date. As of June 30, 2011 and 2010, the Company did not have any outstanding stock options or warrants.

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

In June of 2010, the Company acquired an additional 25% working interest in the Mason Burns well in exchange for the assumption of the seller’s debt to the operator of the well in the amount of $1,657.

PRECISION PETROLEUM CORPORATION

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

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

On January 19, 2011, the Company along with Global Energy, LLC entered into a settlement agreement in this matter, with the Defendants agreeing to pay the Company $70,000 and for the Company to assign its interest in the Karsyn, Heath and Josh wells. The Company applied $50,417 of the proceeds to the accounts receivable owed to them by the Defendants and applied the balance of the proceeds, $19,583, as a gain on settlement. Additionally, the Company recognized an impairment of $118,036 on the Karsyn well as of June 30, 2011.

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

JUNE 30, 2011

(Unaudited)

Note 5 Notes Payable and Short-Term Financing

At December 23, 2010, the Company has a short term note payable to Sierra Growth, Inc., an investment company located in Charlestown, Nevis, West Indies. This note bears an interest rate of 10% per annum and is due upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days. Effective the December 23, 2010, the Company converted $715,588 of this debt into 40,001,584 shares of common stock of the Company. A total of $88,027 of interest related to this principal amount was forgiven. The Company has a short term note payable with Sierra Growth in the amount of $36,126 with accrued interest of $6,315 as of June 30, 2011.

At March 31, 2011, the Company had a short term note payable to Global Energy, LLC, an oil and gas company located in Shawnee, Oklahoma. This note bears an interest rate of 10% per annum and is payable upon demand. If the Holder makes a demand for repayment, the Company must repay the principal balance of this note and accrued and unpaid interest thereon within sixty (60) days. Interest has been accrued in the amount of $42,347 as of June 30, 2011 ($24,227; September 30, 2010) and has a principal balance of $242,266 ($242,266; September 30, 2010).

The Company has also obtained financing from a consultant with a balance of $32,754 ($31,754: September 30, 2010) and also has received advances of $89,916 ($92,416: September 30, 2010) from unrelated third parties and $10,000 ($0: September 30, 2010) from a related party as discussed in Note 6. The balances are due on demand and are not interest bearing. However, Generally Accepted Accounting Principles (GAAP) requires interest expense to be imputed on the outstanding balances of the advances. The Company has accrued interest in the amount of $23,603 for these advances as of June 30, 2011 (2009, $0).

Note 6 Related Party Transactions

During the nine months ended June 30, 2011 and 2010, the Company incurred management fees charged by a director of the Company totaling $11,000 and $9,000, respectively.

As discussed in Note 5, the Company converted a short term payable to Sierra Growth in the amount of $715,588 along with accrued interest in the amount of $88,027 into 40,001,584 shares of its common stock. After this conversion, Sierra Growth owned 47% of the Company’s issued and outstanding common stock.

Also discussed in Note 5, the Company had a short term note payable with Sierra Growth in the amount of $36,126 with accrued interest of $6,315 as of June 30, 2011.

As discussed in Note 5, the Company also has received an advance from Sierra Growth in the amount of $10,000 ($0; September 30, 2010). The balance is due on demand and is not interest bearing. However, Generally Accepted Accounting Principles (GAAP) requires interest expense to be imputed on the outstanding balance of the advance. The Company has accrued interest in the amount of $1,630 for this advance as of June 30, 2011 (2009, $0).

PRECISION PETROLEUM CORPORATION

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Note 7 Common Stock

By written consent of the Board of Directors effective December 23, 2010, the Company and Sierra Growth agreed to convert the $715,588 of principal amount due to Sierra Growth into 40,001,584 common shares of the Company based on the weighted average price of stock from December 8, 2010 to December 21, 2010 which was calculated to be $.017889. Furthermore, an accrued interest expense in the amount of $88,027 was forgiven at the time of conversion. As of June 30, 2011 there were 84,401,584 shares of common stock issued and outstanding. (See Note 5 and 6 for additional discussion).

On May 4, 2011, a director of the Company disclosed that he engaged in a “short-swing transaction” under Section 16(b) of the Securities Exchange Act of 1934. The director returned the profits of the short-swing transaction totaling $379 to the Company and this amount was recognized as an increase in additional paid in capital.

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

The following is a discussion of our plan of operations, results of operations and financial condition as of and for the three and nine months ended June 30, 2011.

Liquidity and Capital Resources

The Company had a cash balance of $2,109 as of June 30, 2011, compared to cash balance of $8,495 as of September 30, 2010.

The Company will continue to utilize the free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.

Results of Operations

For the three months ended June 30, 2011, the Company had revenue of $43,374, as compared to $40,104 for the three months ended June 30, 2010. For the nine months ended June 30, 2011, the Company had revenue of $149,941, as compared to $141,061 for the nine months ended March 31, 2010.

Cost of continued operations and other expenses for the three months ended June 30, 2011 was $70,691 resulting in a net loss for the period of $37,697 compared to costs of continued operations and other expenses of $76,556 for the three months ended June 30, 2010 resulting in a net loss for the period of $64,267. Depletion, legal costs and general and administrative costs were down significantly from the prior quarter. For the nine months ended June 30, 2011, the Company had a net loss of $241,547, as compared to a net loss of $190,599 for the nine months ended June 30, 2010.

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

14

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

We estimate that our expenditures over the next twelve months will be $120,000 to cover ongoing general and administrative expenses. As at June 30, 2011, we had cash and cash equivalents of $2,109 and an accumulated deficit of $647,163.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description
31.1	Section 302 Certification - Chief Executive Officer
31.2	Section 302 Certification - Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 2011

Precision Petroleum Corporation
By: /s/ Richard Porterfield
Richard Porterfield President (principal executive officer)

By: /s/ James Kirby
James Kirby Treasurer (principal financial officer and principal accounting officer)